Form 10-K
period 1995-12-31
RICHTON INTERNATIONAL CORP
filed 1996-03-21
CIK 83877

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
    [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

    [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1995                 Commission File No. 0-12361

                       Richton International Corporation
             (Exact name of registrant as specified in its charter)

                  Delaware                            05-0122205
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

    340 Main Street, Madison, New Jersey                 07940
  (Address of principal executive offices)             (Zip Code)

Issuer's telephone number ....................................   (201) 966-0104

    Securities registered under          Name of Exchange on which Registered:
Section 12(b) of the Exchange Act:

   Common Stock, par value $.10                 American Stock Exchange


         Securities registered under Section 12(g) of the Exchange Act:

           Series A Preferred Stock, par value $1.00, Purchase Right

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [ X ]      No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

        Aggregate market value at March 15, 1996 amounted to $5,600,000

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

        Common Stock, par value $.10, 2,949,447 shares at March 15, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1995 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders meeting to be held April 30, 1995 are incorporated by reference into Part III.

                                     PART I

Item 1.  Business

    Richton International Corporation (the "Company" or "Richton") is a diversified service company with two operating subsidiaries, Century Supply Corp. ("Century") and CBE Technologies, Inc. ("CBE"). Richton was formerly engaged, until 1992, in the manufacture and marketing of fashion jewelry. In November 1992 the Company sold its principal operating subsidiary, Coro Canada Inc. (see Discontinued Operations below). Subsequently, on October 27, 1993, Richton completed the acquisition of Century by (1) issuing $4.7 million in notes, including $3.0 million in senior debt to Michigan National Bank; (2) issuing 150,000 shares of Richton common stock, and (3) entering an agreement to pay $.2 million per year for eight years beginning in 1995, subject to reduction based on collections of accounts receivable.

    CBE was acquired in March 1995 by the issuing of $5.0 million in notes including $3.0 million in senior debt to Michigan National Bank.

    Century is a leading full-service wholesale distributor of sprinkler irrigation systems and outdoor lighting and decorative fountain equipment, with branches in Michigan, Florida, Illinois, Indiana, Wisconsin, Kentucky, Missouri, Georgia, Virginia, Maryland, New Jersey, North Carolina and Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for three of the leading four original equipment manufacturers
(OEM) in the irrigation systems field. The irrigation distribution industry, like the wholesale distribution business in general, is fragmented and consists of firms both larger and smaller than Century. Growth in the distribution business frequently comes through acquisitions and mergers as larger firms acquire smaller companies to expand market share and achieve economies of scale.

    Century's primary customers are irrigation and landscape contractors who install irrigation systems for commercial, residential and golf course watering systems. Approximately 95% of its revenues are derived from irrigation products, with the remaining 5% from lighting and fountains. Century represents more than 60 suppliers and provides a complete product line to approximately 6,500 customers through 41 branches.

    Century is organized into three regions, each with a management team which manages branches which operate as stand-alone units. Centralized management maintains close control over receivables, inventory and other key factors through a centralized order entry management information system. All branches are linked to the system, and substantially all of Century's employees are trained in computer usage to enhance customer service.

     Century, whose assets constitute a material portion of Richton's total assets, contributes a significant portion of Richton's net sales and operating profit. Century's business is subject to possible adverse changes in master distributorship agreements (see "Competition") and climatic and economic conditions prevailing in market areas served by Century's branches. Weather is the most significant noncontrollable element affecting Century's business.
Business  is better  during  warm dry  periods,  especially  in  spring  months.
Climatic factors that will adversely affect Century principally relate to above-average rainfall during the primary selling season or other unusual weather-related conditions. Thus, Century strives to achieve geographic diversity when it can do so. The business of Century is also subject to seasonal fluctuation since a greater portion of total sales comes from branches that are located in the northern half of the United States, where sales occur principally in warm weather months. The seasonality causes a significant disparity in quarterly sales and results.

    CBE is a value-added reseller of Novell and Banyon Computer networking systems as well as a provider of computer and business equipment maintenance services in the Massachusetts, Maine and Rhode Island markets. CBE's major customers are Fortune 1000 corporations and medium size companies who are either converting operations to more sophisticated communications technology or which are already using such technology but need outside expertise to maintain equipment. CBE plans to expand its business by acquiring smaller companies and providing more services to existing customers.

    CBE's contract maintenance business is predominantly hardware oriented. While it is subject to technological changes, those changes are not expected to be as severe as software changes which impact network installations. In addition, as a regional company, CBE's performance is subject to economic conditions within its New England market region.

Discontinued Operations

    In November 1992, Richton sold its principal operating subsidiary ("Coro Canada") and certain trademarks and licenses to Coro International A.V.V. Coro Canada was engaged in the manufacture and marketing of fashion jewelry.

Acquisitions

    On March 29, 1995 the Company, through its wholly owned subsidiary, Century, acquired all the operating assets and business of CBE Technologies, Inc. for $5.0 million, consisting of bank borrowings of $3.0 million, a $1.0 million unsecured promissory note to the former owners, and $1.0 million borrowed under a subordinated promissory note issued by Richton to the Chairman of the Company. The note to the Chairman was subject to a fairness opinion of an independent advisor chosen by Richton's Board of Directors. The note, to the former owners which is guaranteed by both Century and Richton, is to be paid over the next six years.

Suppliers

    Century maintains a broad base of suppliers that enables the Company to offer a wide range of irrigation equipment. Products are obtained from more than 60 suppliers with no one supplier comprising more than 30% of the average annual purchases.

    CBE  acquires  its  products  from  OEM  suppliers   and   wholesalers   and
distributors, such as Tech Data Corporation, Merisel Inc., Globelle, and Ingram Micro each of which accounts for approximately 10-12% of CBE's purchases.

Competition

    Century faces different competitors in almost every market it serves. Century competes with other distributors by providing local warehousing electronic linkage to a centralized computer system that enables Century customers to get rapid product delivery and by providing value-added services to its contractors including design assistance, training seminars and incentive programs and development of sales leads.

    Century has master distributor agreements in place with Rainbird, Hardie and Hunter as well as with other OEM suppliers that authorize Century as a distributor of their products for a number of geographic locations. These agreements are renewable annually, and there is no assurance that these agreements will be renewed. Century also competes against large discount stores and plumbing supply companies that on occasion sell irrigation products and from time to time offer special purchase arrangements but who do not provide the range of services that Century offers.

    CBE competes with many companies, both larger and smaller than CBE, to provide maintenance service. Larger companies generally are OEM suppliers that also provide network installation and maintenance services and offer a broader line of product and service than CBE.

Employee Relations

    At December 31, 1995, the Company employed approximately 300 full-time employees. None of these employees are covered by a collective bargaining agreement.

    The Company considers its employees to be one of its greatest assets and provides training courses on sales, product features and benefits, management skills and communication. This has created an effective, knowledgeable and self-motivated work force with a strong focus on customer service.

Working Capital

    Century's business is seasonal due principally to the fact that irrigation systems are normally installed during warm weather and a majority of Century's branches are located in the northern half of the United States. As a result Century's monthly and quarterly sales, operating results and working capital requirements fluctuate significantly. Century relies on short-term borrowing to finance its working capital needs. From December through March, Century's working capital requirements are at a minimum, with short-term borrowings, historically, at approximately $5.0 million. Working capital requirements begin to expand in April, and by July short-term borrowings have increased to approximately $14 million. From July through December receivables are liquidated, releasing substantial amounts of cash that may be used to reduce short-term borrowing. (See Note 6 of Notes to Consolidated Financial Statements for a description of the Company's credit line.)

Liquidity

    Richton's use of its tax loss carry forward provides a significant cash benefit. However, to maximize that benefit, the Company is not permitted to raise any significant amounts of equity capital. Thus, in order for the Company to meet its capital needs necessary to achieve its growth due to such restrictions the Company must rely largely on debt financing. As a result, Richton continues to have a high ratio of debt to equity.

    At December 31, 1995, the Company's long-term debt was $9.15 million, including $4.4 million of senior secured debt owed to a Michigan bank. Of the balance of the outstanding debt, $2.2 million is owed to Mr. Sullivan. Notes issued to Mr. Sullivan were subject to a fairness opinion issued by an independent advisor chosen by Richton's Board of Directors. The bank debt carries with it a loan covenant that restricts upstreaming of funds to Richton from Century and precludes distribution of funds to shareholders.

    Even  as  the  Company's  financial  position  improves,   in  part  through
utilization of the tax loss carry forward, high financial leverage will continue to present a high degree of risk.

Item 2.  Properties

    Richton's executive offices at 340 Main Street, Madison, New Jersey, are leased on a month-to-month basis. Century's principal offices are in Madison Heights, Michigan, under a lease that expires in November 2000. Century leases warehouse and sales space in its other branches. The aggregate of such leased space is approximately 190,000 square feet. Expiration dates extend to December 1999. Eight of these facilities are leased from the former owner of Century for a period of five years commencing October, 1995 under a lease agreement whose terms approximate current market value. CBE's principal offices are located in Boston, Massachusetts. This office is leased under an agreement which expires on June 1998. CBE leases approximately 8,000 square feet of additional office space in Warwick, Rhode Island and Portland, Maine.

    Richton believes that its properties are adequately equipped, maintained and suited to the purpose for which they are used.

Item 3.  Legal Proceedings

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    (a) Market information:

    The Company's Common Stock trades on the American Stock Exchange under the symbol "RHT".

    The following table sets forth the high and low sales prices for the Common Stock. The quotations shown are as reported by the American Stock Exchange.

                                      1995                         1994
                                ---------------              ---------------
    Calendar Quarter            High        Low              High        Low
    ----------------            ----        ---              ----        ---
First ..................      $3 3/4      $2 3/8           $2 9/16     $1 15/16
Second .................       3 3/8       2 5/8            2 1/4       1 7/8
Third ..................       4 1/8       3                2 9/16      2
Fourth .................       3 11/16     3 1/16           6 1/2       2 1/2

    (b) Approximate Number of Equity Stockholders:

                                                        Approximate
                                                           Number
                                                     of Record Holders
                    Title of Class                  at February 28, 1996
                    --------------                  --------------------
               Common Stock, $.10 par value                  736

    (c) Dividends:

    No cash dividends were paid by the Company in fiscal 1995 and 1994.

Item 6.  Selected Financial Data

                             SUMMARY OF OPERATIONS
            (In thousands, except percentages and per share amounts)

                                                  December 31                          April 30
                                     -----------------------------------        ---------------------
                                     1995(A)        1994         1993(B)        1993(D)       1992(C)
                                     -------        ----         -------        -------       -------
Net Sales .....................     $ 66,659      $ 50,306      $ 11,080           --        $ 16,751
Gross Profit percentage .......         27.9%         28.0%         26.5%          --            31.5%
Operating Profit ..............        3,466         2,702          (847)          --          (2,902)
Interest expense, net .........        1,092           817            21       $     55           100
Income (loss) from operations .        1,365         1,004          (573)        (1,001)       (2,243)
Income (loss) from Discontinued
  Operation ...................         --            --            (426)           164        (5,283)
Net Income (loss) .............        1,365         1,004          (999)          (837)       (8,293)
Net Income (loss) per share ...     $   0.43      $   0.34      $  (0.37)      $   (.32)     $  (3.15)
Income (loss) from operation
  per share equivalent

                               FINANCIAL POSITION
                         (in thousands, except ratios)

                                   December 31                    April 30
                        -------------------------------      ------------------
                        1995(A)       1994      1993(B)      1993(D)    1992(C)
                        -------       ----      -------      -------    -------
Total Assets .......    $26,114     $15,801     $15,849      $3,096     $12,355
Long-term Debt .....      7,150       3,834       6,621        --           188
Working Capital ....      3,029       2,341       2,537       2,682       2,298
Current Ratio ......  1.22 to 1   1.28 to 1   1.32 to 1   6.66 to 1   1.27 to 1
--------------
Notes to Selected Financial Data:
Note A -- The Registrant acquired CBE effective March 29, 1995.
Note B -- The  Registrant  acquired  Century Supply Corp.  effective  August 31,
          1993.

Note C -- The Registrant sold Coro (Canada) Inc. for $4.0 million, plus assumption of $.9 million debt. This transaction resulted in a $5.3 million loss being reflected in the results for April 30, 1992.

Note D -- The Registrant was a shell company with no operating units from May, 1992 until August, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following information should be read along with the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages F-1 through F-12.

RESULTS OF OPERATIONS

  1995 Compared with 1994

    Sales for the year ended December 31, 1995 were $66.7 million, an increase of $16.4 million over the 1994 amount of $50.3 million. The acquisition of CBE in March 1995 contributed $7.7 million of the increase (see Acquisitions). The balance of the increase was principally due to acquisition by Century of additional branches in Georgia and Virginia and to increased penetration of existing markets. The markets served by Century had generally favorable weather conditions throughout the selling season. The CBE results reflect approximately 10% improvement over that experienced by its predecessor company in 1994. The increase was driven by higher sales of computer maintenance contracts and network installations, offset by a decline in the typewriter maintenance contract revenues.

    Gross profit for the year ended December 31, 1995 increased $4.5 million to $18.6 million, 31.6% over the 1994 amount of $14.1 million. The sales increase noted above contributed to all of the gross profit increase. CBE's gross profit percentage was below prior year results of the predecessor company due principally to decline in typewriter maintenance contracts, which carry a higher gross profit percentage. Thus, while sales and gross profit for CBE increased year to year, gross profit percentages declined. The Company expects this trend of declining typewriter based revenues to continue.

    Selling, general and administrative expenses for the year ended December 31, 1995 increased $3.7 million to $15.1 million from $11.4 million for the year ended December 31, 1994. The addition of CBE accounted for $2.6 million of the increase. Included in the administrative expenses for CBE for the period ended December 31, 1995 was a $1.0 million charge attributable to the impairment of goodwill. This charge relates to the typewriter portion of CBE's business which, as noted above, experienced a decline in sales below that reported last year. The balance of the increase in selling and administrative expenses is principally due to the increase in the number of Century branches.

    Interest expense, net for the year ended December 31, 1995 increased to $1.1 million from $.8 million in the year ended December 31, 1994. The increase is principally due to the additional $5.0 million term debt for the acquisition of CBE, partially offset by lower borrowing for working capital.

    Federal and state income tax provision for the year ended December 31, 1995 was approximately $1.0 million, an increase of approximately $.1 million over the year ended December 31, 1994. The effective higher tax rate for 1994 is principally due to a $.15 million nonrecurring charge included in the 1994 amount relating to a federal tax audit of Century's prior year tax returns.

    Net income for the year ended December 31, 1995 was $1.365 million or $.43 per share. This compares with $1.0 million or $.34 per share reported for the year ended December 31, 1994. The higher net income is due to higher sales.

  1994 Compared with 1993

    Effective August 31, 1993, Richton acquired Century Supply Corp. This acquisition was accounted for as a purchase. Thus, the Consolidated Statements of Operations for the year 1994 are not comparable to the prior year as Century's operations are included from September 1, 1993.

    Sales for the 1994 calendar year were $50.3 million and net income was $1.0 million or $.34 per share. For the 1993 calendar year sales were $11.0 million and the net loss was $1.0 million or ($.37 per share). The 1993 net loss includes a loss on disposal of discontinued business of $.43 million or ($.16 per share).

    During 1994 Century added branches in Virginia, Illinois and the Province of Ontario, Canada. At the end of 1995 Century has added, through acquisition, branches in Georgia and Virginia. Currently, Century has 38 branches which represents a net increase of thirteen (13) since Richton acquired Century.

Financial Condition

    As noted in Part I, Century relies on short-term borrowing to finance its working capital needs. During December through March Century's working capital requirements are at minimum, with short-term borrowings, historically, of approximately $5.0 million. Working capital requirements begin to expand in April, and by July short-term borrowings have increased to approximately $14 million. From July through December receivables are liquidated, releasing substantial amounts of cash that may be used to reduce short-term borrowing. (See Note 6 of Notes to Consolidated Financial Statements for a description of the Company's credit line.) In February 1995, the Company renegotiated its revolving credit facility and long-term debt agreement with Michigan National Bank. This revised agreement (a) lowered the rate of interest charged on the term debt by a point, (b) increased the term debt by $3.0 million to allow the Company to purchase CBE, and (c) reduced or eliminated several of the restrictive covenants contained in the initial agreement. The Company continues to be restricted in upstreaming funds from Century and is prohibited from distributing funds to its shareholders.

    The Company's working capital improved to approximately $3.0 million at December 31, 1995, an increase of nearly $.7 million over that at December 31, 1994. The improvement in the working capital is due principally to the higher operating profits generated, the acquisition of CBE, and to the use of the net tax loss carry forward.

    Through Richton has continued to generate sufficient cash to liquidate its term debt as it becomes due, there is no assurance, given the high degree of leverage and the seasonality of its principal business, that it can continue to do so in the future.

Item 8.  Financial Statements and Supplemental Data

    The financial statements required by this Item are set forth below:

                                                                          Page
                    Description                                          Number
                    -----------                                          ------
Report of Independent Public Accountant ...............................   F-1
Consolidated Balance Sheets at December 31, 1995 and
  December 31, 1994 ...................................................   F-2
Consolidated Statements of Operations for the three years ended
  December 31, 1995 ...................................................   F-3
Consolidated Statements of Shareholders' Equity for the three years
  ended December 31, 1995 .............................................   F-4
Consolidated Statements of Cash Flows for the three years ended
  December 31, 1995 ...................................................   F-5
Notes to Consolidated Financial Statements ............................   F-6

Richton International Corporation

     Quarterly analysis of sales, operating margin, net income and earnings per share

                                                                                                               Equivalent
                                                                 Pre-Tax           Net Income Earnings           Shares
                       Sales         Gross $        Profit%       Profit                Per Share              Outstanding
                       -----         -------        -------       ------         ------------------------      -----------
1st Qtr.   1995      5,165,000      1,237,000        23.95      (1,256,000)       (794,000)        (0.277)      2,866,000
           1994      4,656,000      1,055,000        22.66      (1,076,000)       (717,000)        (0.266)      2,694,000

2nd Qtr.   1995     24,840,000      7,124,000        28.68       2,593,000       1,634,000          0.516       3,166,000
           1994     20,343,000      5,774,000        28.38       2,252,000       1,423,000          0.495       2,874,000

3rd Qtr.   1995     23,089,000      6,407,000        27.75       1,561,000         872,000          0.277       3,152,000
           1994     16,053,000      4,475,000        29.56         942,000         579,000          0.195       2,963,000

4th Qtr.   1995     13,565,000      3,790,000        27.94        (524,000)       (347,000)        (0.109)      3,179,000
           1994      9,254,000      2,530,000        27.34        (233,000)       (281,000)        (0.095)      2,963,000
           ----     ----------     ----------        -----       ---------       ---------          -----
Year       1995     66,659,000     18,558,000        27.84       2,374,000       1,365,000          0.433       3,161,000
           1994     50,306,000     14,104,000        28.04       1,885,000       1,004,000          0.337       2,975,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

                                    PART III

Item 10.  Executive Officers of Registrant

    Identification of the executive officers:
                                                                       Officer
        Name               Age        Positions and Offices             Since
        ----               ---        ---------------------             -----
Fred R. Sullivan           81      Director, Chairman of the Board &    1989
                                     Chief Executive Officer

Cornelius F. Griffin       56      Vice President & Chief
                                     Financial Officer                  1985

Marshall E. Bernstein      57      Secretary                            1985

    There is no family relationship among any of the executive officers and directors of the Company. Each executive officer holds office for one year or until a respective successor is chosen, except that each officer may be removed from office, with or without cause, at any time by the Board of Directors.

    The business experience of the executive officers is:

    Fred R. Sullivan--Director, Chairman of the Board & Chief Executive Officer for more than five years.

    Cornelius F. Griffin--Vice President & Chief Financial Officer for more than five years.

    Marshall E. Bernstein--For more than five years a Member of the law firm of Robinson, Brog Leinwand Greene Genovese & Gluck P.C. and predecessor.

Item 11.  Executive Compensation

    The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1995.

Item 13.  Certain Relationships and Related Transaction

    The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1995.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)(2) The list of financial statements and financial statement schedules required by this item are included in Item 8 on page 6.

    (a) Exhibits:

       (2) Exhibits

         2.1 --Stock Purchase Agreement dated as of July 31, 1993 and amendment thereto dated August 27, 1993 by and among Ernest Hodas as trustee of the Ernest Hodas Revocable Trust , The Hodas Family Limited Partnership, Ernest Hodas, Century Supply Corp., Century Acquisition Corporation and Richton International Corporation

             --Incorporated by reference to Exhibit 2.1 to Registrant's  Current report on Form 8--for January 5, 1994

         2.2 --Agreement for the Purchase of Assets dated March 29, 1995 by and among CBE Acquisition Corp., (the "Buyer"), Century Supply Corp., Richton International Corporation and CBE Technologies, Inc. (the "Seller")

             --Incorporated by reference to Exhibit 2.1 to Registrant's  Current report on Form 8-K-- for April 5, 1995


       (3) Exhibits

         3.1 --Certificate of Incorporation of Richton International Corporation

         3.2 --By laws of Richton International Corporation


       (4) Exhibit

         4.1 --Stock Certificate (Specimen)


      (10) Exhibits--Material contracts

        10.1 --1990 Long-Term Incentive Plan

             --Incorporated by reference to Exhibit (b) to  Registrant's  Annual
               Report on Form 10-K for the fiscal year ended April 30, 1990

        10.2 --Amendment to the 1990 Long Term Incentive Plan providing for an additional 150,000 shares for issuance under the Plan

             --Incorporated by reference to Exhibit 10(b) to Registrant's Annual
               Report on Form 10-KSB for the fiscal year ended December 31, 1994 Incorporated

        10.3 --Retirement   Plan  for   Employees   of   Richton   International
               Corporation dated February 1986

             --Incorporated by reference to Exhibit 10(k) to Registrant's Annual
               Report on Form 10-K for the fiscal year ended April 30, 1986

        10.4 --Amendment dated April 10, 1987 to Retirement Plan for Employees of Richton International Corporation

             --Incorporated by reference to Exhibit 10(k) to Registrant's Annual
               Report on Form 10-K for the fiscal year ended April 30, 1987

        10.5 --Amendment dated August 1, 1989 to Retirement Plan for Employees of Richton International Corporation

             --Incorporated by reference to Exhibit 10(m) to Registrant's Annual
               Report on Form 10-K for the fiscal year ended April 30, 1990

        10.6 --Amendment dated December 31, 1994 to Retirement Plan for Employee of Richton International Corporation

             --Incorporated by reference to Exhibit 10(f) to Registrant's Annual
               Report on Form 10-KSB for the year ended December 31, 1994

        10.7 --Restated Excess Benefit Plan for Salaried Employees of Richton International Corporation dated July 15, 1986

             --Incorporated by reference to Exhibit 10(l) to Registrant's Annual
               Report on Form 10-K for the fiscal year ended April 30, 1987

        10.8 --Amendment dated June 4, 1987 to Restated Excess Benefit Plan for Salaried Employees of Richton International Corporation

             --Incorporated by reference to Exhibit 10(m) to Registrant's Annual
               Report on Form 10-K for the fiscal year ended April 30, 1987

        10.9 --Rights Agreement dated January 26, 1987

             --Incorporated by reference to Exhibit 10(m) to Registrant's Annual
               Report on Form 10-K for the fiscal year ended April 30, 1987

        10.11--Amendment dated November 1, 1994 to Rights Agreement

             --Incorporated by reference to Exhibit 10(j) to Registrant's Annual
               Report on Form 10- KSB for the  fiscal  year ended  December  31,
               1994

        10.12--Loan and  Financing  Agreement  dated  October 27,  1993  between
               Michigan National Bank and Century Supply Corp.

             --Incorporated by reference to Exhibit 28.1 to Registrant's Current report on Form 8-- for January 5, 1994

        10.13--Letter Agreement dated March 21, 1994 amending the Credit Note with Michigan National Bank

             --Incorporated by reference to Exhibit 10(l) to Registrant's Annual
               Report on Form 10- KSB for the year ended December 31, 1994

        10.14--Letter Agreement dated June 23, 1994 amending the Credit Note with Michigan National Bank

             --Incorporated by reference to Exhibit 10(m) to Registrant's Annual
               Report on Form 10-KSB for the year ended December 31, 1994

        10.15--A Term note for $3 million dated October 27, 1993 made by Century
               Supply Corp. (the "borrower") in favor of Michigan National Bank (the "payee")

             --Incorporated by reference to Exhibit 28.2 to Registrant's Current report on Form 8-- for January 5, 1994

        10.16--A Credit note for $8 million dated October 27,1993 made by Century Supply Corp. (the "borrower") in favor of Michigan National Bank (the "payee")

             --Incorporated by reference to Exhibit 28.3 to Registrant's Current report on Form 8-- for January 5, 1994

        10.17--Subordination  Agreement  dated  October 27, 1993 among  Michigan
               National Bank (the "bank"), Century Supply Corp. (the "borrower") and Richton International Corporation (the "Subordinating Creditor")

             --Incorporated by reference to Exhibit 28.4 to Registrant's Current report on Form 8-- for January 5, 1994

        10.18--Subordination  Agreement  dated  October 27, 1993 among  Michigan
               National Bank (the "bank"), Richton International Corporation and Ernest Hodas, as Trustee of the Ernest Hodas Revocable Trust (the "Trustee") and the Hodas Family Limited Partnership (the
               "Partnership") and Ernest Hodas (collectively referred to a "Subordinating Creditor")

             --Incorporated by reference to Exhibit 28.5 to Registrant's Current report on Form 8-- for January 5, 1994

        10.19--The Purchase Price Promissory Note for $500,000 dated October 27,
               1993 between Century Acquisition Corporation and Ernest Hodas as agent for the Hodas Family Limited Partnership and Ernest Hodas as Trustee of the Ernest Hodas Revocable Trust

             --Incorporated by reference to Exhibit 2.2 to Registrant's  Current report on Form 8--for January 5, 1994

        10.20--Non-Competition  and  Non-Disclosure  Agreement dated October 27,
               1993 by and between Ernest Hodas and Century Supply Corp.

             --Incorporated by reference to Exhibit 2.3 to Registrant's  Current report on Form 8--for January 5, 1994

        10.21--Consulting  Agreement  dated  October  27,  1993  by and  between
               Century Supply Corp. and Ernest Hodas

             --Incorporated by reference to Exhibit 2.4 to Registrant's  Current report on Form 8--for January 5, 1994

        10.22--Promissory  Note for  $510,691  dated  October 27,  1993  between
               Century Supply Corp. and Ernest Hodas

             --Incorporated by reference to Exhibit 2.5 to Registrant's  Current report on Form 8--for January 5, 1994

        10.23--Guaranty   dated  October  27,  1993  by  Richton   International
               Corporation in favor of the Hodas Family Limited Partnership and Ernest Hodas, as Trustee of the Ernest Hodas Revocable Trust and Ernest Hodas

             --Incorporated by reference to Exhibit 2.6 to Registrant's  Current report on Form 8--for January 5, 1994

        10.24--Subordination  Agreement dated October 27, 1993 between  Michigan
               National Bank, Century Supply Corp. (the "borrower"), Ernest Hodas, as Trustee of the Ernest Hodas Revocable Trust and the Hodas, Family Limited Partnership and Ernest Hodas (collectively referred to as "Subordinating creditor")

             --Incorporated by reference to Exhibit 28.6 to Registrant's Current report on Form 8-- for January 5, 1994

        10.25--Stock  Pledge  Agreement  dated  October  27, 1993 by and between
               Richton International Corporation and Michigan National Bank

             --Incorporated by reference to Exhibit 28.7 to Registrant's Current report on Form 8-- for January 5, 1994

        10.26--Guarantee  dated  October  27,  1993  by  Richton   International
               Corporation and issued to Michigan National Bank on behalf of Century Supply Corp.

             --Incorporated by reference to Exhibit 28.8 to Registrant's Current report on Form 8-- for January 5, 1994

        10.27--Series A Warrant to Purchase  236,250  shares of Common  Stock of
               Richton International Corporation

             --Incorporated by reference to Exhibit 28.9 to Registrant's current report on Form 8--for January 5, 1994

        10.28--Subordinated  Note issued by Richton  International  Corp.  dated
               October 26, 1993 to Mr. Fred R. Sullivan in the principal amount of $1,181,250.

             --Incorporated  by  reference  to  Exhibit  28.10  to  Registrant's
               Current report on Form 8-- for January 5, 1994

        10.29--Subordinated  Promissory  Note for $1.0  million  dated March 29,
               1995 between CBE Acquisition Corp. and CBE Liquidating Corp.

             --Incorporated by reference to Exhibit 2.2 to Registrant's  Current report on Form 8-K-- for April 5, 1995

        10.30--Subordinated  Promissory  Note for $1.0  million  dated March 29,
               1995  between  Richton  International  Corporation  and  Fred  R.
               Sullivan
             --Incorporated by reference to Exhibit 2.3 to Registrant's  Current report on Form 8-K-- for April 5, 1995

        10.31--Guaranty dated March 29, 1995 by Richton International Corp. in favor of the CBE Liquidating Corp.

             --Incorporated by reference to Exhibit 2.4 to Registrant's  Current report on Form 8-K-- for April 5, 1995

        10.32--Guaranty dated March 29, 1995 by Century Supply Corp. in favor of the CBE Liquidating Corp.

             --Incorporated by reference to Exhibit 2.5 to Registrant's  Current report on Form 8-K-- for April 5, 1995


      (11) Exhibit

        11.1 --Calculation of earnings per share

      (21) Exhibits--Subsidiaries of the Registrant

      (99) Exhibits--Other

        99.1 --Fairness Opinion received from Quirk, Carson & Pettit relating to the $1,181,250 promissory note agreement between F.R. Sullivan and the Registrant

        99.2 --Fairness Opinion received from Quirk, Carson & Pettit relating to the $1.0 million the promissory note agreement between F.R. Sullivan and the Registrant

    (b) Reports on Form 8-K:

        None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Richton International Corporation:

    We have audited the accompanying consolidated balance sheets of Richton International Corporation (a Delaware corporation) and subsidiaries as of
December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richton International Corporation and subsidiaries, as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



Roseland, New Jersey
March 6, 1996

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                December 31
                                                      ------------------------------
                                                          1995              1994
                                                      ------------      ------------
Current Assets:
  Cash and Cash Equivalents .....................     $    467,000      $     31,000
  Notes and Accounts Receivable, net of allowance
    for doubtful accounts of $590,000 and
    $550,000, respectively ......................        8,882,000         5,227,000
  Inventories ...................................        6,511,000         4,794,000
  Prepaid Expenses and other current assets .....          442,000           160,000
  Deferred Taxes ................................          420,000           364,000
                                                      ------------      ------------
      Total Current Assets ......................       16,722,000        10,576,000

Property, Plant and Equipment, net ..............          974,000           705,000

Other Assets:
  Deferred taxes ................................        3,044,000         4,375,000
  Goodwill ......................................        5,201,000              --
  Other .........................................          173,000           145,000
                                                      ------------      ------------
TOTAL ASSETS ....................................     $ 26,114,000      $ 15,801,000
                                                      ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current Portion of Long Term Debt .............     $  2,004,000      $  1,128,000
  Notes Payable .................................        5,275,000         3,475,000
  Accounts Payable, Trade .......................        2,015,000         1,655,000
  Accrued Liabilities ...........................        2,495,000         1,977,000
  Deferred Income ...............................        1,904,000              --
                                                      ------------      ------------
      Total Current Liabilities .................       13,693,000         8,235,000

Noncurrent Liabilities
  Long Term Senior Debt .........................        4,400,000         2,060,000
  Subordinated Debt .............................        4,754,000         2,902,000
  Less: Current Portion of Long-term Debt .......       (2,004,000)       (1,128,000)
                                                      ------------      ------------
                                                         7,150,000         3,834,000
Stockholders' Equity
  Preferred Shares, $1.00 par value; authorized
    500,000 shares; none issued .................             --                --
  Common Shares, $.10 par value; authorized
    4,000,000 shares; issued 3,088,347
    shares at December 31, 1995 and
    3,029,470 shares issued at December 31, 1994           309,000           303,000
  Additional Paid-in Capital ....................       17,661,000        17,490,000
  Retained Earnings .............................      (12,284,000)      (13,649,000)
  Treasury Stock ................................         (415,000)         (415,000)
  Cumulative Translation Adjustment .............                0             3,000
                                                      ------------      ------------
      Total Shareholders' Equity ................        5,271,000         3,732,000
                                                      ------------      ------------
  Total Liabilities and Shareholders' Equity ....     $ 26,114,000      $ 15,801,000
                                                      ============      ============

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Twelve Months Ended December 31
                                                      ------------------------------------------------
                                                          1995               1994             1993
                                                      ------------      ------------      ------------
Net Sales .......................................     $ 66,659,000      $ 50,306,000      $ 11,080,000
Cost of Sales ...................................       48,101,000        36,202,000         8,146,000
                                                      ------------      ------------      ------------
Gross Profit ....................................       18,558,000        14,104,000         2,934,000
Selling, general and administrative expenses ....       15,092,000        11,402,000         3,781,000
Interest (income) ...............................         (349,000)         (339,000)         (175,000)
Interest expense ................................        1,441,000         1,156,000           196,000
                                                      ------------      ------------      ------------
Income (loss) before income taxes and disposal of
  business ......................................        2,374,000         1,885,000          (868,000)
Provision for income taxes ......................        1,009,000           881,000          (295,000)
                                                      ------------      ------------      ------------
Income (Loss) before disposal of Business .......        1,365,000         1,004,000          (573,000)
Loss on disposal of Business ....................             --                --            (426,000)
                                                      ------------      ------------      ------------
Net Income (Loss) ...............................     $  1,365,000      $  1,004,000      $   (999,000)
                                                      ============      ============      ============
Per share:
  Income (Loss) from continuing operations ......     $       0.43      $       0.34      $      (0.21)
  Loss on disposal of Business ..................             --                --               (0.16)
                                                      ------------      ------------      ------------
Net Income (Loss) ...............................     $       0.43      $       0.34      $      (0.37)
                                                      ============      ============      ============
Average Common and Common Equivalent Shares
  Outstanding ...................................        3,161,000         2,975,000         2,696,000
                                                      ============      ============      ============

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Years Ended December 31, 1993, 1994, and 1995

                                                                 Additional                                         Cumulative
                                               Common             Paid-in          Accumulated      Treasury       Translation
                                               Shares             Capital            Deficit          Stock         Adjustment
                                              --------          -----------       ------------      ---------       ----------
Balance at December 31, 1992 ............     $276,000          $16,850,000       $(13,654,000)     $(415,000)
Issuances of 150,000 common shares ......       16,000              284,000
Issuances of warrants to purchase
  236,250 common shares .................                           143,000
Net Loss ................................                                             (999,000)
                                              --------          -----------       ------------      ---------         ------
Balance at December 31, 1993 ............      292,000           17,277,000        (14,653,000)      (415,000)
Issuances of 109,097 common
  shares ................................       11,000              213,000
Cumulative Translation Adjustment .......                                                                              3,000
Net Income ..............................                                            1,004,000
                                              --------          -----------       ------------      ---------         ------
Balance at December 31, 1994 ............      303,000           17,490,000        (13,649,000)      (415,000)         3,000
Issuances of 58,877 common
  shares ................................        6,000              171,000
Cumulative Translation Adjustment .......                                                                             (3,000)
Net Income ..............................                                            1,365,000
                                              --------          -----------       ------------      ---------         ------
                                              $309,000          $17,661,000       $(12,284,000)     $(415,000)        $    0
                                              ========          ===========       ============      =========         ======

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Twelve Months ended December 31
                                                          ---------------------------------------------
                                                              1995             1994             1993
                                                          -----------      -----------      -----------
OPERATING ACTIVITIES
Net Income (Loss) ...................................     $ 1,365,000      $ 1,004,000      $  (999,000)
  Reconciliation of net cash provided by (used by)
    operating activities:
      Depreciation and amortization of assets .......         424,000          207,000           69,000
      Write-off of Goodwill .........................       1,000,000             --               --
      Loss on sale of discontinued business .........                                           426,000
      Other working capital items, assets ...........      (3,658,000)         297,000        2,185,000
      Other working capital items, liabilities ......         131,000             --               --
      Decrease (increase) in deferred taxes .........       1,275,000          683,000         (527,000)
      Increase (decrease) in other assets ...........        (180,000)          41,000         (367,000)
      Deferred Income ...............................         (95,000)            --               --
                                                          -----------      -----------      -----------
  Net cash provided by operating activities .........         262,000        2,232,000          787,000

INVESTING ACTIVITIES
Capital expenditures ................................        (147,000)        (292,000)         (66,000)
Cash paid for business acquired .....................        (166,000)            --         (2,000,000)
                                                          -----------      -----------      -----------
  Net cash used by investing activities .............        (313,000)        (292,000)      (2,066,000)
FINANCING ACTIVITIES
(Repayment) of long-term debt .......................      (1,310,000)      (1,622,000)      (1,926,000)
Increase (decrease) in Line of Credit facility ......       1,800,000         (354,000)         354,000
                                                          -----------      -----------      -----------
  Net cash provided by (used by) financing activities         490,000       (1,976,000)      (1,572,000)
Effect of exchange rate on cash balances ............          (3,000)           3,000             --
                                                          -----------      -----------      -----------
Increase (decrease) in cash and cash equivalents ....         436,000          (33,000)      (2,851,000)
Cash and cash equivalents, beginning of period ......          31,000           64,000        2,915,000
                                                          -----------      -----------      -----------
Cash and cash equivalents, end of period ............     $   467,000      $    31,000      $    64,000
                                                          ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash payments during the period for interest ....     $ 1,408,000      $ 1,030,000      $   435,000
    Cash payments during the period for income taxes      $   366,000      $    61,000      $ 1,237,000

The accompanying notes are an integral part of these financial statements.


Supplemental Disclosure of Non-Cash Activities:

    During the twelve months ended December 31, 1995, the Company issued 58,877 shares of the Company's common stock to the Chairman in lieu of compensation and interest owed to him of $177,000. During the same twelve month period in 1994, the Company issued 109,097 shares of common stock to the Chairman in lieu of compensation and interest owed to him of $224,000.

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business:

    Richton International Corporation ("Company") is a holding company with two principal subsidiaries, Century Supply Corp. ("Century") and CBE Technologies Inc. ("CBE"). Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches are in Michigan, Florida, Illinois, Indiana, Wisconsin, Kentucky, Missouri, Georgia, Virginia, Maryland, New Jersey, North Carolina and Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for three of the leading four original equipment manufacturers (OEM) in the irrigation systems field.

    CBE is a full service computer solutions provider. Based in Boston, Massachusetts, CBE is a value-added reseller of Novell and Banyon networking systems as well as a provider of computer and business equipment maintenance services in the New England market. CBE's major customers are Fortune 1000 corporations and medium size companies either converting operations to more sophisticated communications technology or requiring outside expertise to maintain sophisticated communication equipment.

2. Summary of Significant Accounting Policies:

    Principles of consolidation--The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    As of August 31, 1993 the Company acquired 100% of the issued and outstanding shares of Century Supply Corp. On March 29, 1995 the Company acquired CBE (See Note 3).

    Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash equivalents--Cash and Cash equivalents are defined as cash on demand at a bank, and certificates of deposit and or government securities purchased with maturities of less than three months.

    Allowance For Doubtful Accounts--The Company provides an allowance for doubtful accounts arising from operations of the business, which allowance is based upon a specific review of certain outstanding and historical collection performance. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions and actual results may differ from these estimates and assumptions.

    Inventories--The Company uses the first-in first-out ("FIFO") method of accounting for inventory.

    Property, Plant & Equipment--Property, Plant and equipment is recorded at cost and is depreciated over the estimated useful lives of the assets using both the straight line and accelerated methods, or, for Leasehold improvements, the period covered by the respective lease whichever is shorter.

    Goodwill--Goodwill is amortized on a straight-line basis over periods of 5-15 years.

    Long-Lived Assets--During 1995, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets" ("SFAS 121"). SFAS 121 required, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result, the Company, using an estimate of the related business segment's undiscounted future cash flows, continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived asset may not be recoverable. The acquisition of CBE (See Note 3) resulted in goodwill of approximately $6.0 million which was based on CBE's two major lines of business--computer maintenance and network installation service and typewriter maintenance services. Subsequent to the acquisition of CBE, the typewriter contract maintenance business experienced a decline in revenues. A determination was made that an impairment had occurred on the amount of goodwill allocated to this line of business and accordingly, the Company has recorded a write-down of Goodwill in the amount of $1.0 million in the accompanying consolidated statement of operations.

    Deferred Income--Deferred income represents income received from customers related to service contracts that extend for specified period of time, less than one year. Income is recognized proportionally over the life of the contract.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

    Income Taxes--The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS #109). This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequencies of events that have been recognized in the Company's financial statement or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities.

    Accounting for Stock-Based Compensation--The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard for the year ending December 31, 1996. The Company has elected to adopt the disclosure requirement of this pronouncement in 1996. The adoption of this pronouncement will have no impact on the Company's statement of operations.

    Reclassifications--Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

3. Acquisition:

    In 1993 the Company acquired all of the outstanding shares of Century for $6.2 million in cash, 150,000 shares of common stock and $1.7 million payable to the former owner over a period of six years, a portion of which was subject to a right of off-set, as defined. The transaction has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as a Deferred Tax Benefit, which will be amortized as earnings are realized. (See
Note 5). The operating results of Century are included in the Company's consolidated results of operations from the effective date of acquisition.

    On March 29, 1995 the Company, through its wholly owned subsidiary, Century, acquired all the operating assets and business of CBE Technologies, Inc. for $5.0 million, consisting of bank borrowings of $3.0 million, a $1.0 million unsecured promissory note to the former owners, and $1.0 million borrowed under a subordinated promissory note issued by Richton to the Chairman of the Company. The note was subject to a fairness opinion of an independent advisor chosen by Richton's Board of Directors. The transaction has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.

    The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred on January 1, 1994. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of the results which may occur in the future.

                                      Twelve Months Ended December 31
                                      -------------------------------
                                           1995              1994
                                       -----------       -----------
                                       (Unaudited)       (Unaudited)

            Net Sales ..........       $69,066,000       $59,340,000
                                       ===========       ===========
            Net Income .........       $ 1,365,000       $ 1,035,000
                                       ===========       ===========
            Net Income per Share       $       .43       $       .35
                                       ===========       ===========

4. Property and Equipment:
                                                      December 31
                                             ---------------------------
                                                1995             1994
                                             ----------       ----------
        Building & Improvements ......       $  474,000       $  328,000
        Autos & Trucks ...............          372,000          252,000
        Machinery & Equipment ........          242,000          164,000
        Furniture & Fixtures .........          331,000          230,000
                                             ----------       ----------
                                             $1,419,000       $  974,000
        Less: Accumulated Depreciation          445,000          269,000
                                             ----------       ----------
                                             $  974,000       $  705,000
                                             ==========       ==========

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

5. Income Taxes:

    At December 31, 1995, the Company has deferred tax assets of approximately $3.5 million. Significant components of the deferred tax assets as of December 31, are as follows:

                                                 1995             1994
                                              ----------       ----------
     Current:
       Allowance for bad debts ........       $  200,000       $  187,000
       Accrued Pension Cost ...........           97,000           97,000
       Other ..........................          123,000           80,000
                                              ----------       ----------
                                              $  420,000       $  364,000
                                              ==========       ==========

     Long Term:
       Net Operating Loss carry forward       $2,748,000       $3,821,000
       Goodwill .......................          261,000             --
       Depreciation ...................           40,000           43,000
       Other ..........................           (5,000)         511,000
                                              ----------       ----------
                                              $3,044,000       $4,375,000
                                              ==========       ==========

    At December 31, 1995, the Company has available approximately $8,081,000 of net operating loss carry forwards, expiring in varying amounts between 1997 and 2007, which may be used to reduce future income tax payable.

    Under SFAS #109, a valuation reserve is not required if it is determined that it is more likely than not that the related benefit of deferred tax assets will be realized. As a result, no valuation allowance has been provided. For the year ended December 31, 1995 and 1994 $3,158,000 and $3,392,000 of Net Operating loss carry forwards have been utilized to offset taxable income.

    The provision for income taxes for the three years ended December 31, 1995 consists of the following:

                             1995               1994               1993
                         -----------        -----------        -----------
     Federal
       Current ...       $  (436,000)              --                 --
       Deferred ..         1,275,000        $   791,000        $  (295,000)
     State & Local           151,000             90,000               --
     Foreign .....            19,000               --                 --
                         -----------        -----------        -----------
                         $ 1,009,000        $   881,000        $  (295,000)
                         ===========        ===========        ===========

    A reconciliation of the Federal provision for income taxes at the statutory rate to the actual provision for income taxes for the three years ended December 31, 1995, is as follows:

                                     1995      1994      1993
                                     ----      ----      ----
           Federal ...............    35%       34%       34%
           State & Local .........     8         5
           Other .................               7
                                     ----      ----      ----
                                      43%       46%       34%
                                     ====      ====      ====

6. Short-Term Borrowing:

    In connection with the acquisition of CBE, Century and the Company entered into a modification of the existing Loan and Financing Agreement (the "Agreement") with a Bank consisting of a Senior term note (See Note 7) and a Line of credit facility. Principal provisions of this modification were the increase in the credit facility to $15 million from the $12 million facility initially granted, reduction of one percent in the interest rate to the bank's prime rate (8.5% as of December 31, 1995) on the outstanding balance, extension of the facility to March 1998, and an increase in the maximum amounts which may be advanced, as defined. The Agreement is secured by a lien on all assets of Century in addition to the Company's guarantee. All obligations due the seller or related parties and amounts advanced by the Company to Century are subordinated to the Agreement. Certain covenants, some of which are financial in nature, must be maintained. In addition, the Agreement imposes certain restrictions on the distributions of funds from Century to the Company.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

7. Long-Term Debt:

    The Company has the following long-term debt as of December 31:

                                                                                                      1995                1994
                                                                                                   ----------          ----------
     Senior term note payable to a bank, secured by accounts receivable,  inventory, fixtures  and  equipment,  interest  at prime (8.5% as of  December 31, 1995),
       payable in quarterly installments of $200,000, final payment due April 27, 1998             $4,400,000          $2,060,000

     Installments payable to former owner of Century, unsecured and subordinated to the bank debt, payable in quarterly installments of $50,000 commencing January 1995, final payment due
       September 30, 2001 .............................................................               868,000           1,173,000

     Note payable to related party, unsecured and subordinated to bank debt, interest at 9%, payable in semi-annual  installments of $118,125  commencing  April 1996,
       final payment due October 31, 2000--Net of Discount (A) ........................             1,095,000           1,067,000

     Note payable to former owner of Century, unsecured and subordinated to
       the bank debt, interest at 8% due June 30, 1996 ................................               100,000             300,000

     Notes payable to former owner of Century and unrelated third-
       party, unsecured and subordinated to the bank debt, interest at
       9%, payable in monthly installments of approximately $10,800,
       due October 1997 ...............................................................               234,000             362,000

     Note  payable to related  party,  unsecured  and  subordinated  to the term note payable to bank,  interest  at 10%,  payable in 10 installments of $100,000 on
       October 15th and May 15th with final payment due April 2000 (B) ................             1,000,000                --

     Note payable to seller's of CBE Technologies, Inc. unsecured and subordinated to the all bank debt, interest at 9% payable in 10 installments of $100,000 on October 15th and May 15th, final
       payment due May 2000 ...........................................................             1,000,000                --

     Other ............................................................................               457,000                --
                                                                                                   ----------          ----------
                                                                                                    9,154,000           4,962,000
     Less--Current Portion ............................................................             2,004,000           1,128,000
                                                                                                   ----------          ----------
                                                                                                   $7,150,000          $3,834,000
                                                                                                   ==========          ==========

    (A): The Company issued 236,250 warrants to acquire 236,250 shares of the common stock of Richton at $1 3/8 per share in connection with this loan. The warrants were valued at $143,000.

    (B): The Company issued 100,000 warrants to acquire 100,000 shares of Richton's common stock at $3.00 per share--the fair market value at the time of issuance.

    The scheduled future maturities of long-term debt at December 31, 1995, are as follows:

                1996 .............................   $2,004,000
                1997 .............................    1,841,000
                1998 .............................    3,736,000
                1999 .............................      942,000
                2000 .............................      631,000
                                                     ----------
                                                     $9,154,000
                                                     ==========

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

8. Retirement Plans:

    The Company's Richton employees are covered by a noncontributory, defined benefit plan (the "Retirement Plan") sponsored by the Company. Effective, January 1, 1995 the Plan has been frozen and the accrual of benefits thereunder has ceased. The Company subsequently decided, effective December 31, 1995 to terminate the Plan. In respect of this event the Company's obligations was determined based upon the interest rates and mortality assumptions applicable in calculating benefit liabilities on a termination basis.

    The Benefits are payable under the Retirement Plan based on total compensation paid. Eligibility occurs after one-year of service and attainment of age 21, and 100% vesting occurs after 5 years of service. The amount of the annual retirement benefit is 65% of the final five-year average salary reduced by 2% of the maximum offset base as established by the Internal Revenue Service. The Retirement Plan provides that in order to receive full benefits a participant must complete 15 years of service and attain the age of 62 ("normal retirement age"), the age from which the required fifteen years for receipt of full benefits is measured. In addition, the Retirement Plan allows plan benefits to be paid as a lump sum to retirement participants, or as a death benefit to the spouses or other beneficiaries of participants who are employed on or after age 50. Contributions to the Retirement Plan are made periodically as required by the actuary. The funds assets are held by fiduciaries and invested in both Guaranteed Investment Contracts and government bonds.

    The following tables set forth the plans funded status and amounts recognized in the Company's balance sheet at December 31, 1995 and 1994 are as follows:
                                                      End             Beginning
                                                    of Year            of Year
                                                   ---------          ---------
  Qualified Plan:
      Projected Benefit Obligation .............   $(956,000)         $(910,000)
      Plan Assets ..............................     314,000            270,000
                                                   ---------          ---------
      Unfunded Status ..........................    (642,000)          (640,000)
      Unrecognized prior service cost
      Unrecognized net obligation (net asset)
        from transition ........................      (6,000)            (7,000)
      Unrecognized net (gain) loss subsequent
        to transition ..........................     156,000            210,000
      Minimum Liability ........................    (150,000)          (203,000)
                                                   ---------          ---------
      Accrued pension plan obligation ..........   $(642,000)         $(640,000)
                                                   =========          =========

    The above tables assume a settlement rate of 6.25%, an expected long-term investment yield of 7.75% and an average remaining service period of 10 years as of December 31, 1995. Plan assets have been valued at fair value and the unrecognized net asset or obligation existing at transition to F.A.S. No. 87 is being amortized on a straight-line basis over the average remaining service period. The accrued pension obligation is included in accrued liabilities.

    The net pension cost for the above plan for the years ended December 31, 1995 and 1994 include the following components:

                                                      Year ended December 31
                                                   ----------------------------
                                                      1995              1994
                                                   ---------          ---------
  Qualified Plan:
      Service Cost .............................                      $  45,000
      Interest on projected benefit obligations       55,000             52,000
      Actual return on plan assets .............     (55,000)            (3,000)
      Amortization of plan changes .............      55,000             21,000
      Amortization of net asset at transition ..                         (1,000)
                                                   ---------          ---------
                                                   $  55,000          $ 114,000
                                                   =========          =========

    Century has a Tax Deferred Savings Plan under Section 401(k) (the "Century Plan") of the Internal Revenue Code. The Century Plan allows employees to defer up to 15% of eligible compensation on a pre-tax basis through contributions to the Century Plan. In line with the provisions of the Century Plan, Century has elected to contribute, for every dollar the employee contributes, 50% of the employee's amount, up to 4% of eligible compensation. Century may also make discretionary contributions. The charge to income for employer contributions to the Century Plan was approximately $182,000 for the year ended December 31, 1995 of which $100,000 represents Century's discretionary contribution.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

9. Stock Options:

    In July 1990, the Company adopted the 1990 Long-Term Incentive Plan (the "Plan") for use in connection with the issuance of nonqualified and incentive stock options, restricted stock grants and limited stock appreciation rights to key employees (including officers) and consultants who render significant services to the Company and its subsidiaries. A total of 275,000 shares of Common Stock was reserved for issuance under the Plan.

    Outstanding stock options are exercisable from six months to five years after the date of the grant and expire no later than ten years from date of grant. Options are granted at a price determined by the Board of Directors but in no case less than the market price at the date of grant and such price may not be modified subsequently. No option may be granted under the Option Plan after June 11, 1998.

    All of the outstanding stock options are incentive stock options with expirations dates ranging from the year 1998 to 2003.

    Changes is stock options during 1995 and 1994 were as follows:

                                                 Number of          Price per
                                                  Options             Share
                                                  -------         --------------
Outstanding--April 30, 1993 .............         125,000         $1.44 to $2.13
    Issued ..............................            --                 --
    Cancelled ...........................            --                 --
    Exercised ...........................            --                 --
                                                  -------         --------------
Outstanding--December 31, 1993 ..........         125,000         $1.44 to $2.13
    Issued ..............................          85,000         $2.00 to $2.20
    Cancelled ...........................            --                 --
    Exercised ...........................            --                 --
                                                  -------         --------------
Outstanding--December 31, 1994 ..........         210,000         $1.44 to $2.20
    Issued ..............................          60,000         $3.00 to $3.30
    Cancelled ...........................            --                 --
    Exercised ...........................            --                 --
                                                  -------         --------------
Outstanding--December 31, 1995 ..........         270,000         $1.44 to $3.30
                                                  =======         ==============
Exercisable--December 31, 1995 ..........         210,000         $1.44 to $2.20
                                                  =======         ==============

    The Company has issued warrants to purchase 336,250 shares of Common Stock in connection with several debt agreements (see Note 7).

10. Earnings (Losses) per Common Share and Common Share Equivalent:

    Earnings (losses) per common share equivalent were calculated on the basis of 3,161,000, 2,975,000 and 2,696,000 weighted average common and common equivalent shares outstanding in the years ending December 31, 1995, 1994 and 1993, respectively.

11. Stockholders' Equity:

    During 1995 and 1994 respectively, the Company issued 58,877 and 109,097 shares of the Common Stock, to its Chairman in lieu of compensation and interest owed to him of $177,000 and $224,000, respectively. The number of shares issued was determined based on the quoted market price of the shares at the time of issuances.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

12. Long-term Leases and other Commitments:

    The Company leases its corporate offices, distribution facilities and data processing equipment under agreements which expire at varying dates through 2000. Minimum annual rental commitments at December 31, 1995, are as follows:

               1996 ........................   $1,101,000
               1997 ........................      995,000
               1998 ........................      804,000
               1999 ........................      532,000
               2000 ........................      346,000
               Thereafter ..................       14,000
                                               ----------
                                               $3,792,000
                                               ==========

13. Shareholder Rights Plan:

    On January 26, 1988, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock, to stockholders of record at the close of business on February 5, 1988. Except as set forth below, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $1.00 per share, at a price of $14.00 (the "Purchase Price"), subject to adjustment. The Purchase Price shall be paid in cash. The Description and terms of the Rights are set forth in the Rights Agreement (the "Rights Agreement") between the Company and Midlantic National Bank as Rights Agent.

    Initially, no separate Rights Certificate will be distributed. Until the earlier to occur of (i) 20 business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 30% or more of the outstanding Common Stock or (ii) 20 business days following the commencement of a tender offer or exchange offer if, upon consummation thereof, such person or group would be the beneficial owner of 30% or more of such outstanding Common Stock (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any Common Stock outstanding as of the Record Date, by the certificates representing such Common Stock. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights will be mailed to holders of record of the Common Stock as of the close of business on the Distributions Date and, thereafter, such separate Rights Certificates alone will evidence the Rights. As of December 31, 1995 no Rights have been issued.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RICHTO INTERNATIONAL CORPORATION
                                                       (Registrant)

                                                  /s/ FRED R. SULLIVAN
                                             By ..............................
                                                      Fred R. Sullivan
                                                  Chairman of the Board and
                                                   Chief Executive Officer
                                                (Principal Executive Officer)

Date: March 18, 1996

                                                /s/ CORNELIUS F. GRIFFIN
                                             By ..............................
                                                    Cornelius F. Griffin
                                                     Vice President and
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    /s/ FRED R. SULLIVAN
 ................................      Director, Chairman of       March 18, 1996
        Fred R. Sullivan                the Board, Chief
                                        Executive Officer


  /s/ CORNELIUS F. GRIFFIN
 ................................      Vice President and Chief    March 18, 1996
      Cornelius F. Griffin              Financial Officer


   /s/ NORMAN E. ALEXANDER
 ................................      Director                    March 18, 1996
       Norman E. Alexander



 ................................      Director                    March   , 1996
       Philippe Gutzwiller


      /s/ THOMAS J. HILB
 ................................      Director                    March 18, 1996
          Thomas J. Hilb


     /s/ STANLEY J. LEIFER
 ................................      Director                    March 18, 1996
         Stanley J. Leifer