Form 10-Q
period 1996-03-31
RICHTON INTERNATIONAL CORP
filed 1996-05-13
CIK 83877

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   ----------

      For the Quarter Ended                     Commission file number
          March 31, 1996                              0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

          DELAWARE                                         05-0122205
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         identification No.)

                   340 Main Street, Madison, New Jersey 07940
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number (201) 966-0104

Securities registered pursuant to          Name of Exchange on which Registered:
   Section 12 (b) of the Act:

   Common Stock, par value $.10                   American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.10    2,949,447 shares at March 31, 1996

                       Richton International Corporation

                                    FORM 10-Q

                                      INDEX


                                                                       PAGE

PART I    FINANCIAL INFORMATION

          Item 1. - Financial Statements:

                    Consolidated Statements of Operations
                    for the three months ended
                    March 31, 1996 and March 31, 1995                    3

                    Consolidated Balance Sheet at
                    March 31, 1996 and December 31, l995                 4

                    Consolidated Statements of Cash Flow
                    for the three months ended March 31,
                    l996 and March 31, 1995                              5

                    Notes to Consolidated Financial
                    Statements                                           6

          Item 2. - Management's Discussion and
                    Analysis of Results of Operation and
                    Financial Condition                                  9

PART II   OTHER INFORMATION                                             10

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months ended
                                                           March 31
                                                 ----------------------------
                                                     1996            1995
                                                 ------------    ------------
Net Sales                                        $ 10,449,000    $  5,165,000

Cost of Sales                                       8,004,000       3,928,000
                                                 ------------    ------------
Gross Profit                                        2,445,000       1,237,000


Selling, general & administrative
   expenses                                         3,590,000       2,337,000

Interest (income)                                     (87,000)        (93,000)

Interest expense                                      315,000         249,000
                                                 ------------    ------------

Income (loss) before Taxes                         (1,373,000)     (1,256,000)

Provision for income taxes                           (501,000)       (462,000)
                                                 ------------    ------------
Net Loss                                         $   (872,000)   $   (794,000)
                                                 ============    ============

Net Loss Per share:                              $      (0.30)   $      (0.28)
                                                 ============    ============




Average Common and Common Equivalent
  Shares Outstanding                                2,931,000       2,866,000
                                                 ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                March 31,     December 31,
                                                                  1996            1995
                                                              ------------    ------------
                                                               (Unaudited)
                                     ASSETS
Current assets:
Cash and Cash Equivalents                                     $     56,000    $    467,000
Notes and Accounts Receivable, net of allowance
 for doubtful accounts of $590,000 and $550,000,
 respectively                                                    9,909,000       8,882,000
Inventories                                                     10,423,000       6,511,000
Prepaid Expenses and other current assets                          369,000         442,000

Deferred Taxes                                                     420,000         420,000
                                                              ------------    ------------
     Total Current Assets                                       21,177,000      16,722,000

Property, Plant and Equipment, net                               1,660,000       1,419,000
                                                                  (508,000)       (445,000)
                                                              ------------    ------------
                                                                 1,152,000         974,000

Other Assets: Deferred taxes                                     3,487,000       3,044,000
                 goodwill                                        5,219,000       5,201,000
                 Other                                             270,000         173,000
                                                              ------------    ------------
TOTAL ASSETS                                                  $ 31,305,000    $ 26,114,000
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long Term Debt                             $  2,020,000    $  2,004,000
Notes Payable                                                    7,320,000       5,275,000
Accounts Payable,Trade                                           6,906,000       2,015,000
Accrued Liabilities                                              1,937,000       2,495,000
Deferred Income                                                  1,938,000       1,904,000
                                                              ------------    ------------
     Total Current Liabilities                                  20,121,000      13,693,000

Noncurrent Liabilities

     Long Term Senior Debt                                       4,200,000       4,400,000

     Subordinated Debt                                           4,605,000       4,754,000
     Less: Current Portion of Long-term Debt                    (2,020,000)     (2,004,000)
                                                              ------------    ------------
                                                                 6,785,000       7,150,000




Stockholders' Equity
Preferred Shares,$1.00 par value; authorized
  500,000 shares; none issued
Common Shares,$.10 par value; authorized
  4,000,000 shares; issued 3,098,688 shares @3/96 &12/95           309,000         309,000

Additional Paid-in Capital                                      17,661,000      17,661,000
Retained Earnings                                              (13,156,000)    (12,284,000)
Treasury Stock                                                    (415,000)       (415,000)
Cumulative Translation Adjustment                                                        0
                                                              ------------    ------------
     Total Shareholders' Equity                                  4,399,000       5,271,000
                                                              ------------    ------------
Total Liabilities and Shareholders' Equity                    $ 31,305,000     $26,114,000
                                                              ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Three Months ended March 31
                                                                            ---------------------------
                                                                                1996          1995
                                                                            -----------    -----------
OPERATING ACTIVITIES
Net Income (Loss)                                                           $  (872,000)   $  (795,000)
   Reconciliation of net cash provided by (used by) operating activities:             0
       Depreciation and amortization of assets                                   63,000         32,000
       Amortization of Goodwilll                                                150,000
                                                                                      0
       Deferred Income                                                            5,000
       Other working capital items, assets                                   (4,486,000)    (4,397,000)
       Other working capital items, liabilities                               4,205,000      3,448,000
       Decrease (increase) in deferred taxes                                   (443,000)
       Decrease (increase) in other assets                                       61,000       (552,000)
                                                                                      0
                                                                            -----------    -----------
   Net cash provided by (used by) operating activities                       (1,317,000)    (2,264,000)
                                                                                      0
                                                                                      0
INVESTING ACTIVITIES                                                                  0
Capital expenditures                                                            (24,000)      (201,000)
Issuances of Common Stock                                                             0        103,000
Cash (paid) or received for business acquired, net                             (438,000)         9,000
                                                                            -----------    -----------
     Net cash used by investing activities                                     (462,000)       (89,000)
                                                                                      0
                                                                                      0
                                                                                      0
FINANCING ACTIVITIES                                                                  0
(Repayment) of long-term debt                                                  (184,000)      (220,000)
Increase in Subordinated Debt                                                  (240,000)       483,000
Increase(decrease) in Line of Credit facility                                 1,792,000      2,065,000
                                                                                      0
                                                                                      0
                                                                                      0
                                                                            -----------    -----------
     Net cash used by financing activities                                    1,368,000      2,328,000
                                                                                      0
Effect of exchange rate on cash balances                                              0
                                                                            -----------    -----------
Decrease in cash and cash equivalents                                          (411,000)       (25,000)

Cash and cash equivalents, beginning of period                                  467,000         31,000
                                                                            -----------    -----------
Cash and cash equivalents, end of period                                    $    56,000    $     6,000
                                                                            ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash payments during the period for interest                          $   318,000    $   249,000

      Cash payments during the period for income taxes                      $   147,000    $


       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and related notes included herein have been prepared by the Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such requirements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results for any interim period should not be construed as representative for the year taken as a whole due, among other things, to the seasonality of the Company's business.

1.   Description of Business:

     Richton International Corporation ("Company") is a holding company with two principal subsidiaries, Century Supply Corp. ("Century") and CBE Technologies Inc. ("CBE"). Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches are in Michigan, Florida, Illinois, Indiana, Wisconsin, Kentucky, Missouri, Georgia, Virginia, Maryland, North Carolina, New Jersey and Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for three of the leading four original equipment manufacturers (OEMI) in the irrigation systems field.

     CBE is a value-added reseller of Novell and Banyon networking systems as well as a provider of computer and business equipment maintenance services in the Massachusetts, Maine and Rhode Island markets. CBE's major customers are Fortune 1000 corporations and medium size companies either converting operations to more sophisticated communications technology or using the technology but with a need for outside expertise to maintain equipment.

2.   Summary of Significant Accounting Policies:

     Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     As of August 31, 1993 the Company acquired 100% of the issued and outstanding shares of Century Supply Corp. On March 30, 1995 the Company acquired CBE (See Note 3).

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - Cash and Cash equivalents are defined as cash on demand at a bank, and certificates of deposit and or government securities purchased with maturities of less than three months.

     Allowance For Doubtful Accounts - The Company provides an allowance for doubtful accounts arising from operations of the business, which allowance is based upon a specific review of certain outstanding and historical collection performance. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions and actual results may differ from these estimates and assumptions.

     Inventories - The Company uses the first-in first-out ("FIFO") method of accounting for inventory.

     Property and Equipment - Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the assets using both the straight line and accelerated methods, or for leasehold improvements, the period covered by the respective lease whichever is shorter.

     Goodwill - Goodwill is amortized on a straight-line basis over periods of 5
     - 15 years.

     Long-Lived Assets - During l995, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets" ("SFAS 121"). SFAS 121 required, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result, the Company, using an estimate of the related business segment's undiscounted future cash flow over the remaining useful life, continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may not be recoverable. The acquisition of CBE (See Note 3) resulted in goodwill of approximately $6.0 million which was based on CBE's two major lines of business - computer maintenance and network installation service and typewriter maintenance services. Subsequent to the acquisition of CBE, the typewriter contract maintenance business experienced a decline in revenues. A determination was made that an impairment had occurred on the amount of

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     goodwill allocated to this line of business and accordingly, the Company recorded a write-down of Goodwill in the amount of $1.0 million in the 4th quarter of 1995.

     Deferred Income - Deferred income represents income received from customers related to service contracts that extended for specified period of time, less the contract.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statement or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities.

     Accounting for Stock Based Compensation - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Option Compensation." The Company is required to adopt this standard for the year ending December 31, 1996. The Company has elected to adopt the disclosure requirement of this pronouncement in 1996. The adoption of this pronouncement will have no impact on the Company's statement of operations.

3.   Acquisition:

     The Company acquired all of the outstanding shares of Century for $6.2 million in cash, 150,000 shares of Richton's common stock and $1.7 million payable to the former owner over a period of six years, a portion of which is subject to a right of off-set, as defined. The transaction has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as a Deferred Tax Benefit - which benefit will be amortized as earnings are realized. (See Note 5). The operating results of Century are included in the Company's consolidated results of operations from the effective date of acquisition.

     On March 29, 1995 the Company, through its wholly owned subsidiary, Century, acquired all the operating assets and business of CBE Technologies, Inc. for $5.0 million consisting of bank borrowings of $3.0 million, a $1.0 million unsecured promissory note to the former owners and

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     $1.0 million borrowed under a subordinated promissory note from the President of the Company. The note was subject to a fairness opinion of an independent advisor chosen by Richton's Board of Directors.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of CBE had occurred on January 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of the results which may occur in the future.

                                           Three Months Ended March 31
                                        ----------------------------------
                                              l996                l995
                                        ----------------       -----------
                                           (Unaudited)         (Unaudited)

     Net Sales                          $     10,449,000       $ 7,572,000
                                        ================       ===========

     Net Loss                           ($       872,000)      ($  783,000)
                                        ================       ===========

     Net Loss per Share                 ($           .30)      ($      .27)
                                        ================       ===========


5.   Income Taxes:

     At December 31, 1995, the Company has deferred tax assets of approximately $3.5 million.

     At December 31, 1995, the Company has available approximately $8.1 million of net operating loss carry forwards, expiring in varying amounts between 1997 and 2007, which may be used to reduce future income tax payable.

     Under SFAS #109, a valuation reserve is not required if it is determined that it is more likely than not that the related benefit of deferred tax assets will be realized. As a result, no valuation allowance has been provided. For the year ended December 31, 1995 and 1994 $3,158,000 and $3,392,000 of Net Operating loss carry forwards have been utilized to offset taxable income.

             RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6.   Earnings (Losses) per Common Share and Common Share Equivalent:

     Earnings (losses) per common share equivalent were calculated on the basis of 2,931,000, and 2,866,000 weighted average common shares for the twelve month periods ended March 31, 1996 and March 31, 1995 respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

Results of Operations

Sales and net loss for the three months ended March 31, 1996 of $10.4 million and $.87 million or ($.30 per share,) respectively. For the three months ended March 31, 1995 sales and net loss were $5.2 million and $.79 million or ($.28 per share), respectively. The 1996 results include CBE Technologies, Inc. which, as previously reported was acquired effective March 31, 1995.

The higher loss results from increased number of irrigation distributor branches in 1996 as compared to the prior year and to the continuing amortization of goodwill of approximately $.15 million acquired in the purchase of CBE.

During this most recent quarter, Century Supply has acquired two additional branches in Maryland and New Jersey, and CBE has acquired a service and training business in Portland, Maine. These acquisition were completed for cash and notes payable and included additional amounts of goodwill.

Liquidity and Capital Resources

The Company's working capital declined during the most recent quarter by approximately $2.0 million as compared with a $1.0 million decline in working capital during the same quarter last year. The increased decline in 1996 is principally related to the higher loss in l996 and to the increase in goodwill associated with the acquisition of two separate businesses, a wholesale distributor of irrigation products located in Maryland and a training, computer maintenance and service company located in Portland, Maine.

The Company at its' own initiative has entered into discussions with its' bankers to possibly extend and improve its' lines of credit and term loan arrangements.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders

On April 30, 1996 the Company's held its Annual Meeting of Shareholders in New York. At this meeting, with nearly 97% of the common shares represented, the Shareholders took the following actions:

          1)   Elected Mr. Fred R. Sullivan and Mr. Norman Alexanders directors

               For:  2,836,004                              Abstain: 18,638

The following directors, Messrs. Philippe Gutzwiller, Thomas Hilb, and Stanley Leifer who were not up for election at this meeting will continue in office for the coming year.

          2) Confirmed the appointment of Arthur Andersen & Co. LLP as auditors for 1996.

               For: 2,837,062      Against: 141701          Abstain: 2,879

          3)   Rejected the Shareholder Proposal

               For: 81,566         Against: 2,432,328       Abstain: 10,807


     Item 6. Exhibits and Report on Form 8-K

          (b)  No reports on Form 8-K were filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        RICHTON INTERNATIONAL CORPORATION
                                  (Registrant)


                            /s/ Cornelius F. Griffin
                           ---------------------------
                            Cornelius F. Griffin
                            Vice President and
                            Chief Financial Officer
                            (Principal Financial and
                               Accounting Officer)


Date: May 7, 1996
      Madison, New Jersey