Form 10-Q
period 1996-09-30
RICHTON INTERNATIONAL CORP
filed 1996-11-14
CIK 83877

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                           --------------------------
                                   FORM 10 - Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      -------------------------------------

     For the Quarter Ended                          Commission file number
      September 30, 1996                                    0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

                DELAWARE                                    05-0122205
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    identification No.)

                  340 Main Street, Madison, New Jersey       07940
                (Address of principal executive offices)   (Zip Code)

                  Registrant's telephone number   (201) 966-0104

     Securities registered pursuant to Name of Exchange on which Registered:
          Section 12 (b) of the Act:

          Common Stock, par value $.10            American Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X              No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.10       2,949,447 shares at September 30, 1996

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX
-----------------------------------------------------------------------------

                                                                           PAGE
                                                                           ----

PART I    FINANCIAL INFORMATION

          Item 1. - Financial Statements:

                    Consolidated Statements of Operations
                    for the three and nine months ended
                    September 30, 1966 and September 30, 1995                3

                    Consolidated Balance Sheet at
                    September 30, 1996 and December 31, 1995                 4

                    Consolidated Statements of Cash Flow
                    for the nine months ended September 30,1996
                    and September 30, 1995                                   5

                    Notes to Consolidated Financial
                    Statements                                               6

          Item 2. - Management's Discussion and
                    Analysis of Results of Operation and
                    Financial Condition                                      9

PART II   OTHER INFORMATION                                                 10

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                            Three Months Ended              Nine Months Ended
                                               September 30                    September 30
                                       ------------    ------------    ------------    ------------
                                           1996            1995            1996            1995
                                       ------------    ------------    ------------    ------------
Net Sales                              $ 32,660,000    $ 23,089,000    $ 71,014,000    $ 53,094,000
                                                  0               0
Cost of Sales                            22,946,000      16,682,000      50,082,000      38,326,000
                                       ------------    ------------    ------------    ------------
Gross Profit                              9,714,000       6,407,000      20,932,000      14,768,000
                                                  0               0
                                                  0               0
Selling, general & administrative                 0               0
   expenses                               7,326,000       4,485,000      16,417,000      11,004,000
                                                  0               0
Interest (income)                          (108,000)        (84,000)       (292,000)       (221,000)
                                                  0               0
Interest  expense                           667,000         445,000       1,389,000       1,087,000
                                       ------------    ------------    ------------    ------------
                                                  0               0
Income  Before Taxes                      1,829,000       1,561,000       3,418,000       2,898,000
                                                  0               0
Provision for income taxes                  722,000         689,000       1,323,000       1,186,000
                                       ------------    ------------    ------------    ------------
Net Income                             $  1,107,000    $    872,000    $  2,095,000    $  1,712,000
                                       ============    ============    ============    ============

Net Income Per Share:                  $       0.34            0.28            0.65            0.55
                                       ============    ============    ============    ============


Average Common and Common Equivalent
  Shares outstanding                      3,247,000       3,152,000       3,247,000       3,129,000
                                       ============    ============    ============    ============


The accompanying notes to consolidated financial statements are an intregral part of these financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            September 30     December 31
                                                                1996            1995
                                                             (Unaudited)
                                                            ------------    ------------
                         ASSETS
Current Assets:
Cash and Cash Equivalents                                   $    289,000    $    467,000
Notes and Accounts Receivable, net of allowance
 for doubtful accounts of $720,000 and $590,000,
 respectively                                                 19,723,000       8,882,000
Inventories                                                   10,334,000       6,511,000
Prepaid Expenses and other current assets                        644,000         442,000

Deferred Taxes                                                   420,000         420,000
                                                            ------------    ------------
   Total Current Assets                                       31,410,000      16,722,000

Property, Plant and Equipment,                                 2,035,000       1,419,000
   Allowance for Depreciation                                   (671,000)       (445,000)
                                                            ------------    ------------
                                                               1,364,000         974,000

Other Assets: Deferred taxes                                   1,262,000       3,044,000
                goodwill and other intangibles                 4,967,000       5,374,000

                                                            ------------    ------------
TOTAL ASSETS                                                $ 39,003,000    $ 26,114,000
                                                            ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Portion of Long Term Debt                           $  2,020,000    $  2,004,000
Notes Payable                                                 12,247,000       5,275,000
Accounts Payable,Trade                                         5,611,000       2,015,000
Accrued Liabilities                                            2,023,000       2,495,000
Deferred Income                                                2,333,000       1,904,000
                                                            ------------    ------------
   Total Current Liabilities                                  24,234,000      13,693,000

Noncurrent Liabilities

   Long Term Senior Debt                                       5,400,000       4,400,000

   Subordinated Debt                                           4,021,000       4,754,000
   Less: Current Portion of Long-term Debt                    (2,020,000)     (2,004,000)
                                                            ------------    ------------
                                                               7,401,000       7,150,000


Stockholders' Equity
Preferred Shares,$1.00 par value; authorized
   500,000 shares; none issued
Common Shares,$.10 par value; authorized
   4,000,000 shares; issued 3,088,347 shares  at June 30,        309,000         309,000
   1996 and December 31, 1995
Additional Paid-in Capital                                    17,661,000      17,661,000
Retained Earnings                                            (10,187,000)    (12,284,000)
Treasury Stock                                                  (415,000)       (415,000)
Cumulative Translation Adjustment                                      0
                                                            ------------    ------------
   Total Shareholders' Equity                                  7,368,000       5,271,000

Total Liabilities And Shareholders' Equity                  $ 39,003,000    $ 26,114,000
                                                            ============    ============

The accompanying notes to consolidated financial statements are an intregral part of these financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended September 30
                                                                          ------------------------------
                                                                               1996            1995
                                                                           ------------    ------------
OPERATING ACTIVITIES
Net  Income (Loss)                                                         $  2,095,000    $  1,712,000
  Reconciliation of net cash provided by (used by )operating activities:
     Depreciation and amortization of assets                                    228,000         205,000
     Amortization of Goodwill                                                 1,229,000
                                                                                      0
     Deferred Income                                                             58,020          42,000
     Other working capital items, assets                                    (13,162,736)     (9,397,000)
     Other working capital items, liabilities                                 1,868,192       1,607,000
     Decrease (increase) in deferred taxes                                    1,782,000       1,175,000
     Decrease (increase) in other assets                                         33,378         (13,000)

                                                                           ------------    ------------
  Net cash provided by (used by) operating activities                        (5,869,146)     (4,669,000)
                                                                                      0
                                                                                      0
INVESTING ACTIVITIES                                                                  0
Capital expenditures                                                           (101,657)       (210,000)
Issuances of Common Stock                                                             0         146,000
Cash (paid) or received for businesses acquired,net                            (594,763)       (175,000)
                                                                           ------------    ------------
  Net cash  used by investing activities                                       (696,420)       (239,000)
                                                                                                      0
                                                                                                      0
                                                                                                      0
FINANCING ACTIVITIES                                                                  0
Increase (Decrease)  of long-term  debt                                       1,016,000        (460,000)
Increase(Decrease) in Subordinated Debt                                      (1,197,574)       (334,000)
Reduction in installment obligation                                            (150,000)       (151,000)
                                                                                      0
Increase(decrease) in line of Credit                                          6,719,140       6,215,000
                                                                                      0
                                                                           ------------    ------------
  Net cash provided by financing activities                                   6,387,566       5,270,000
                                                                                      0
Effect of exchange rate on cash balances                                              0           5,000
                                                                           ------------    ------------
Decrease in cash and cash equivalents                                          (178,000)        367,000

Cash and cash  equivalents, beginning of period                                 467,000          40,000
                                                                           ------------    ------------
Cash and cash equivalents, end of period                                   $    289,000    $    407,000
                                                                           ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash payments during the period for interest                       $  1,023,000    $    909,000

        Cash payments during the period for income taxes                   $    261,000    $    294,000

    Supplemental  Disclosure of Non-Cash Activities

     During the nine month period ended  September 30, 1995,  the Company issued
     48,536 shares of the Company's common stock to the Chairman in lieu of compensation and interest owed to him of $146,000.


The accompanying notes to consolidated financial statements are an intregral part of these financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The consolidated financial statements and related notes included herein have been prepared by the Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10-Q. All adjustments, including those of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such requirements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results for any interim period should not be construed as representative for the year taken as a whole due, among other things, to the seasonality of the Company's business.

1.   Description of Business:

     Richton International Corporation ("Company") is a holding company with two principal subsidiaries, Century Supply Corp ("Century") and CBE Technologies Inc. ("CBE"). Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches are in Michigan, Florida, Illinois, Indiana, Wisconsin, Kentucky, Missouri, Georgia, Virginia, Maryland, North Carolina, New Jersey and Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for three of the leading four original equipment manufacturers (OEM) in the irrigation systems field.

     CBE is a value-added reseller of Novell, Banyon and Microsoft networking systems as well as a provider of computer and business equipment maintenance services in the Massachusetts, Maine, Rhode Island, New Jersey and California markets. CBE's major customers are Fortune 1000 corporations and medium size companies either converting operations to more sophisticated communications technology or using the technology but with a need for outside expertise to maintain equipment.

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

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Property and Equipment - Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the assets using both the straight line and accelerated methods, normally 5 years. For leasehold improvements, the period covered is the respective lease period - 2 to 10 years.

     Goodwill - Goodwill is amortized on a straight-line basis over periods of 5
     - 15 years as follows:

                                                @ 12/31/95       Amortization
     Business Line                                 Amount           Period
     -------------                              ----------       ------------

     Typewriter Maintenance                     $1,700,000          5 years
     Computer Maintenance                        3,360,000         15 years
     Other                                         140,000          5 years


     Long-Lived Assets -During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 " Accounting for the Impairment of Long Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result, the Company, continually evaluates whether events and

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     circumstances have occurred that indicate the remaining estimated useful life of long-lives assets, including goodwill, may not be recoverable. The acquisition of CBE (See Note 3) resulted in goodwill of approximately $6.0 million which was based on CBE's two major lines of business - computer maintenance and network installation services and typewriter services. Subsequent to the acquisition of CBE, the typewriter contract maintenance business experienced a decline in revenues and it was determined that expected future cash flows (undiscounted and without interest charges) would be less than the carrying amount of the goodwill allocated to the typewriter maintenance business. Based on discounted estimated future cash flows, the Company recorded a write-down of Goodwill in the amount of $1.0 million, in 1995 and an additional charge of $.8 million in the third calendar quarter of 1996, which was included in selling, general and administrative expenses in the consolidated income statement of operations for the respective periods involved.

     Deferred Income - Deferred income represents income received from customers related to service contracts that extended for specified period of time, less than one year. Income is recognized proportionally over the life of the contract.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities.

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

3.   Acquisitions:

     The Company acquired all of the outstanding shares of Century for $6.2 million in cash, 150,000 shares of Richton's common stock and $1.7 million payable to the former owner over a period of six years, a portion of which is subject to a right of off-set, as defined. The transaction has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and the
     liabilities   assumed  based  on  the  estimated  fair  value  at  date  of

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as a Deferred Tax Benefit which benefit will be amortized as earnings are realized. (See Note 5) The operating results of Century are included in the Company's consolidated results of operations from the effective date of acquisition.

     On March 29, 1995 the Company, through its wholly owned subsidiary, Century, acquired all the operating assets and business of CBE Technologies, Inc. for $5.0 million consisting of bank borrowings of $3.0 million, a $1.0 million unsecured promissory note to the former owners and $1.0 million borrowed under a subordinated promissory note from the President of the Company. The note was subject to a fairness opinion of an independent advisor chosen by Richton's Board of Directors.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of CBE had occurred on January 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of the results which may occur in the future.

                                           Nine Months Ended September 30
                                           ------------------------------

                                                1996             1995
                                            (Unaudited)       (Unaudited)

     Net Sales                             $  71,765,000      $55,501,000
                                           =============      ===========
     Net Income                            $   2,095,000      $ 1,724,000
                                           =============      ===========
     Net Income per Share                  $         .65      $       .55
                                           =============      ===========

4.   Income Taxes:

     At December 31, 1995, the Company has deferred tax assets of approximately $3.5 million.

     At December 31, 1995, the Company has available approximately $8.1 million of net operating loss carry forwards, expiring in varying amounts between 1997 and 2007, which may be used to reduce future income tax payable.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Under SFAS #109, a valuation reserve is not required if it is determined that it is more likely than not that the related benefit of deferred tax assets will be realized. Based on prior utilization and estimates of future taxable income, the Company expects that the remaining net operating loss carry forward will be utilized. As a result, no valuation allowance has been provided. For the years ended December 31, 1995 and 1994, $3,158,000 and $3,392,000, respectively, of Net Operating loss carry forwards have been utilized to offset taxable income.

4.   Statement of Cash Flows:

     The components of other working capital items included in the Consolidated Statement of Cash Flows are as follows:

                                               For Nine Months Ended
                                                    September 30
                                          l996                 l995
                                                   (in thousands)
                                       ---------------------------------------

      Receivables                      $ (9,971)            $ (6,466)
      Inventories                        (3,003)              (2,869)
      Prepaid Expenses                     (189)                 (62)
                                       ------------------   ------------------
      Increse in Working
        Capital Assets                           $(13,163)            $ (9,397)
                                                 ========             ========

      Accounts Payable                    2,467                   61
      Accrued Expenses                     (366)               1,546
                                       ------------------   ------------------
      Increase Working
      Capital Liabilities                        $  2,091             $  1,607
                                                 ========             ========

5.   Bank Borrowing:

     The Company recently completed a renegotiation and modification of its Loan and Financing agreement with its bank. The principal modifications of this agreement are (a) an increase in the term loan to $5.6 million from $4.0 million, (b) a reduction in the interest rate on the credit line to prime less .125% or LIBOR plus 2.35%t, from Prime, (c) provide for a potential reduction on the interest rate of the Term loan by adding an option to select LIBOR plus 2.5% on 30, 60 or 90 day basis, (d) increase the line of credit facility to $18.0 million from $15.0 million and increase the basis upon which that line is determined. The term loan will continue to amortize at the rate of $.2 million per quarter. In addition certain financial covenants and distribution restrictions were also modified.

6.   Earnings (Losses) per Common Share and Common Share Equivalent:

     Earnings per common share equivalent were calculated on the basis of 3,247,000, and 3,129,000 weighted average common shares including 298,000 and 180,000 of equivalent shares, respectively, for the nine month periods ended September 30, 1996 and September 30, 1995 respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                                PLAN OF OPERATION

--------------------------------------------------------------------------------

     Results of Operations

     Richton International Corporation ("RHT") reported sales and net income for the three months ended September 30, 1996 of $32.7 million and $1.1 million or $.34 per share, respectively. For the three months ended September 30, 1995 sales and net income were $23.1 million and $.87 millions, or $.28 per share, respectively.

     Sales and net income for the nine months ended September 30, 1996 were $71.0 million and $2.1 million, or $.65 per share, respectively. For the nine months ended September 30, 1995 sales and net income were $53.1 million and $1.71 million or $.55 per share respectively.

     The higher sales in 1996 are due largely to satisfactory weather conditions in its markets areas and geographical expansion by Century. In addition, the current year results include a full nine months of operations of CBE which was acquired effective March 30, 1995. During this past quarter CBE opened new branches in Los Angeles, California and New York City.

     Gross profit as a percentage of sales increase during this current nine month period to 29.4% from 27.8% incurred during the same nine month period last year. The higher margins in 1996 are due principally to a favorable mix of products sold.

     Operating expenses for the nine months ended September 30, 1996 were $16.4 million, an increase of approximately $5.4 million over the same nine month period a year earlier. This increase is due principally to geographical expansion noted above and to an increased goodwill amortization of approximately $1.1 million.

     Liquidity and Capital Resources

     Working Capital at September 30, 1996 was nearly $7.0 million, an increase of nearly $4.0 million from December 1995, and more than $1.9 million from June 1996. This improvement in working capital is due to higher profits, the continued use of the net tax loss carry forward, and to the conversion of approximately $1.2 million of revolving use of credit to term loan basis. During the most recent nine months period the Company was able to reduce subordinated debt by nearly $1.35 million and invest nearly $.7 million in Capital expenditures.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                                PLAN OF OPERATION

--------------------------------------------------------------------------------

     Though the Company continued to generate sufficient cash to liquidate its term debt as it becomes due and/or to pay for acquisitions of new branches for both Century and CBE there is no assurance, given the high degree of leverage and the seasonality of its principal business, that it can continue to do so in the future.





                                   SIGNATURES
                           ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        RICHTON INTERNATIONAL CORPORATION
                             (Registrant)

                            /s/ Cornelius F. Griffin
                          ------------------------------
                             Cornelius F. Griffin
                             Vice President and
                             Chief Financial Officer
                            (Principal Financial and
                               Accounting Officer)

Date:  November 7, 1996
       Madison, New Jersey