Form 10-K
period 1996-12-31
RICHTON INTERNATIONAL CORP
filed 1997-03-07
CIK 83877

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1996                 Commission File No. 0-12361

                        Richton International Corporation
             (Exact name of registrant as specified in its charter)

                Delaware                                       05-012205
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

  340 Main Street, Madison, New Jersey                            07940
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number ......................................  (201) 966-0104

   Securities registered under            Name of Exchange on which Registered:
Section 12(b) of the Exchange Act:

  Common Stock, par value $.10                    American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

            Series A Preferred Stock, par value $1.00. Purchase Right

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing
requirements  for  the  past  90  dates.     Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this
Form 10-K.   [X]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

         Aggregate market value at March 1, 1997 amounted to $8,100,000

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

         Common Stock, par value $.10, 2,949,447 shares at March 1, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1996 are incorporated by reference into I and II.

Portions of the proxy statement for the annual shareholders meeting to be held April 28, 1997 are incorporated by reference into Part III.

================================================================================

                                     PART I

Item 1. Business

     Richton International Corporation (the "Company" or "Richton") is a diversified service company with two operating subsidiaries, Century Supply Corp. ("Century") and CBE Technologies, Inc. ("CBE"). Richton was formerly engaged, until 1992, in the manufacture and marketing of fashion jewelry. In November 1992 the Company sold its principal operating subsidiary, Coro Canada Inc. Subsequently, Richton pursued a new direction with the acquisition of Century on October 27, 1993.

     CBE was acquired in March 1995 by issuance of $5.0 million in notes including $3.0 million in senior debt to a Michigan Bank and assumption of certain liabilities.

     Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Headquarted in Michigan Heights, Michigan it has branches in 16 States in the Eastern half of the country and Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors and Century is the leading distributor of irrigation equipment in the geographic areas it serves. Century is currently a distributor for three of the leading original equipment manufacturers (OEM) of turf irrigation equipment in the United States.

     In January 1997, Century entered into a cooperative marketing arrangement with Shemin Nurseries, Inc. a major wholesale distributor of nursery and landscape materials and related products. Initially, Century will open outlets in eight of the fourteen Shemin locations. These fully stocked outlets will provide Century with increased market penetration by providing under a single roof all the supplies and services required by nursery, landscape and irrigation contractors. Shemin Nurseries, Inc. is headquartered in Danbury, Connecticut.

     Century's primary customers are irrigation and landscape contractors who install irrigation systems for commercial, residential and golf course watering systems. Approximately 93% of revenues are derived from irrigation products, with the remaining 7% from lighting and fountains. Century represents more than 60 suppliers and provides a complete product line to approximately 6,500 customers through 54 branches.

     Century is organized into three regions, each with a regional team that manages branches within a specific geographic area. Purchasing, accounts receivable, accounting and cash management are centralized functions. Close control is maintained over receivables, inventory and other key factors through a centralized order entry management information system. All branches are linked to the on-line system, and substantially all of Century's business is conducted in a real time order entry environment.

     Century assets constitute a material portion of Richton's business. Although Century has a history of operating profitability, its business is impacted by both the economic and climatic conditions in the geographic areas where its branches are located. Since irrigation and landscape contractors are Century's primary customers, business is best when commercial and residential construction is strong and general economic conditions and consumer confidence are favorable. Weather is also a significant noncontrollable element affecting Century's business. Business is better during warm dry periods, especially in spring months and when general construction is strong. Climatic factors that can adversely affect Century principally relate to above-average rainfall during the primary selling season or other unusual weather-related conditions. Century's geographic diversity makes it much less susceptible to weather than many of its competitors who operate in a more limited geographic area. Century has mitigated some of the impact of both economic and climatic conditions by pursuing an aggressive growth program. By opening or acquiring branches (see Competition) in new areas and continuing to grow its business in existing markets, Century has created both geographic diversity and consistent growth. Even so, seasonality causes a significant disparity in quarterly sales and results.

     CBE Technologies, Inc. ("CBE") headquartered in Boston, Massachusetts with satellite offices in New York, Los Angeles and Portland, Maine is a Systems Integrator providing network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales.

     CBE's technical certifications include; Novell Platinum reseller, Microsoft Channel partner, Banyan Enterprise Network dealer, Novell authorized Training Center, as well as a Novell Authorized Service Center.

     Physical resources include a fully integrated network lab with a functioning model of most computer operating systems; a network management lab to support remote management; training labs at both Boston and Portland sites to support in-house training programs.

     CBE is also a authorized service and warranty center for most of the leading PC manufacturers including IBM, Conpaq, Hewlett Packard, Apple, AST, and service most every other make of PC and printer. The field staff is supported by a fully automated call control and dispatch center; a parts depot with an extensive inventory; and a complete diagnostic/repair lab for PC's, printers and monitors.

     CBE's business is impacted by technological changes both in software and hardware. There can be no assurance that CBE can (a) continue to maintain the highly qualified and experienced technicians and engineers, and (b) that those technicians continue to remain technically proficient in an environment in which technology changes occur regularly.

Suppliers

     Century maintains a broad base of suppliers that enables the Company to offer a wide range of irrigation equipment. Products are obtained from more than 60 suppliers with no one supplier comprising more than 30% of average annual purchases. Century has master distrubutor agreements in place with Rain Bird, Hunter, Hardie, and Legacy as well as with other OEM suppliers that authorize Century as a distributor of their products for specific geographic areas. These agreements are renewable annually, and there is no assurance that these agreements will be renewed. Therefore, Century's business is subject to change in these distribution agreements with manufacturers or in manufacturers pursuing alternate channels of distribution. However, Century maintains excellent vendor relations with these suppliers and management believes the wholesale distribution channel will continue to be the dominant professional channel for the irrigation industry.

     CBE acquires its products from OEM suppliers as well as wholesalers and distributors, such as Tech Data Corporation, Ingrim Micro, and Gates Arrow
Electronics which accounts for approximately 17%, 12% and 10% of CBE's purchases, respectively.

Competition

     Historically, irrigation distribution, like the wholesale distribution industry in general, has been fragmented with many small distributorships serving specific geographic markets. However, the more recent trend in distribution has been one of consolidation, where larger wholesaler chains have been created as a result of mergers, acquisitions and distributors moving into new territories to expand market share and achieve economy of scale. Within the irrigation industry, Century has been a leader in the trend toward consolidation.

     During the period of Richton ownership, Century has grown from 29 branches and $43 million in sales for 1993 to the current 54 branches, and $74 million in sales for 1996. Since Century has a sophisticated computer system supporting its branch operations and most of its administrative functions are centralized, Century has been able to achieve significant economies of scale as a result of consolidation and growth.

     This growth has resulted in Century facing different competitors in almost every market it serves. Century competes with these other distributors by providing local warehousing linked to a centralized computer system that enables Century customers to get product when they need it, and by providing value-added services, such as design assistance, training seminars, incentive programs and sales leads to its customers. Century also competes against large discount stores and plumbing supply companies that sell irrigation products, but who do not provide the range of services that Century offers. While some of its competitors in specific markets are larger than the corresponding Century operations, none are larger when only the irrigation business is considered.

     CBE competes in maintenance service with many companies, both larger and smaller than CBE. Larger companies generally are OEM suppliers that also provide network installation and maintenance services and offer a broader line of product and service than CBE.

Employee Relations

     At December 31, 1996, the Company employed approximately 370 full-time employees. None of these employees are covered by a collective bargaining agreement.

     The Company considers its people to be one of its greatest assets and provides training courses on sales, product features and benefits, management skills, and communication. This has created an effective, knowledgeable and self-motivated work force with a strong focus on customer service.

Working Capital

     Century's business is seasonal due principally to the fact that irrigation systems are normally installed during warm weather and a majority of Century's branches are located in the northern half of the United States. As a result Century's monthly and quarterly sales, operating results and working capital requirements fluctuate significantly. Century relies on short-term borrowing to finance its working capital needs. During the first quarter Century's working capital requirements are at minimum, with short-term borrowings, historically, approximately $6.0 million. Beginning in April needs expand. By July short-term borrowings have increased to approximately $14 million. During the remaining months receivables are liquidated, releasing substantial amounts of cash that may be used to reduce short-term borrowing. (See Note 6 of Notes to Consolidated Financial Statements for a description of the Company's credit line.)

Business Acquisitions

     On March 29, 1995 the Company, through its wholly owned subsidiary, Century, acquired all the operating assets and business of CBE Technologies, Inc. for $5.0 million plus assumption of certain liabilities which was financed by bank borrowings of $3.0 million, a $1.0 million unsecured promissory note to the former owners and a $1.0 million note to the Chairman of Richton. The note to the Chairman was subject to a fairness opinion of an independent advisor chosen by Richton's Board of Directors. The note to the former owners, which is guaranteed by both Century and Richton, is to be paid over the next four years.

     During 1996 each of the Company's two operating subsidiaries acquired businesses. Century acquired five branch operations for $1.8 million including inventories and accounts receivables that generated approximately $10 million in sales in 1996. CBE acquired three operations in Maine, New York and Los Angeles for $.3 million that contributed approximately $3.3 million in sales in 1996.

Liquidity

     The Company's financial condition continues to improve. The net worth as of December 31, 1996 has increased to $7.0 million. Tangible net worth, which at the end of 1995 was nil has increased to nearly $3.0 million as of December 31, 1996. At December 31, 1996, the Company's long-term debt was nearly $9.0 million, including $5.2 million of senior secured debt owed to a Michigan bank. Of the balance of the outstanding debt, $1.8 million is owed to Fred R. Sullivan, Chairman and Chief Executive Officer of Richton. Notes issued to Mr. Sullivan were subject to a fairness opinion issued by an independent advisor chosen by Richton's Board of Directors. The bank debt carries with it a loan covenant that restricts upstreaming of funds to Richton from Century and precludes distribution of funds to shareholders.

     The operating cash flow of the Company--before working capital requirements--improved to $4.44 million as compared to $3.88 million last year. These funds were used to retire nearly $1.9 million of term and subordindated debt which came due during the year, fund a portion of the increase in working capital not provided by the line of credit financing, and partially fund the acquistions noted above.

     At December 31, 1996 working capital increased nearly $2.6 million to $5.6 million from $3.0 million last year. Acquisitions accounted for nearly $1.0 million of this increase and the balance came from operations driven by higher sales.

     Though the Company has continued to generate sufficient cash to liquidate its term and suborinated debt as it becomes due, and make acquisitions necessary for it's growth, there is no assurance, given the high degree of leverage, the seasonality of its principal business, and the decreasing availability of the deferred tax benefit--currently at $2.8 million--that it can continue to do so in the future.

ITEM 2. Properties

     Richton's executive offices at 340 Main St. Madison, New Jersey, are leased on a month-to-month basis. Century's principal offices are in Madison Heights, Michigan, under a lease that expires in October 2000. Century owns a 15,000 square foot facility in Sarasota, Florida. In addition, Century leases warehouse and sales space in its other branches. The aggregate of such leased space is approximately 226,000 square feet. Expiration dates extend to July 2006. Eight of these facilities are leased from the former owner of Century under a lease agreement which approximates current market value. These leases expire in October, 2000. One facility is leased from a partnership which includes the President of Century. The lease, which is currently on a month to month basis approximates current market value. In addition, during 1996 Century acquired a 10,000 square foot facility in Sarasota, Florida which it had previously leased. CBE's principal offices are located in Boston. Mass. This office is leased under an agreement which expires in June, 1998. CBE leases approximately 10,000 square feet of additional office space at its other locations. Richton believes that its properties are adequately equipped, maintained and suited to the purpose for which they are used.


ITEM 3. Legal Proceedings

     None.


ITEM 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     For the information about the executive officers of Richton required to be included in this Part I, see "Executive Officers of Registrant" in Part III below, which is incorporated into Part I by reference.

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

                                           1996                     1995
                                    ------------------        ----------------
           Calendar Quarter           High      Low            High       Low
            ---------------         -------   --------        --------  ------
     First .....................    $3 7/16   $3 1/8          $3 3/4    $2 3/8
     Second ....................     4 7/16    3 7/16          3 3/8     2 5/8
     Third .....................     4 3/16    3 13/16         4 1/8     3
     Fourth ....................     4 7/16    4 3/8           3 11/16   3 1/16


     (b) Approximate Number of Equity Stockholders:

                                                 Approximate Number
                                                  of Record Holders
                  Title of Class                at February 28, 1997
                    -----------                  ------------------
           Common Stock, $ .10 par value                 612

     (c) Dividends:

     No cash dividends were paid by the Company in 1996, 1995.


ITEM 6. Selected Financial Data

                              SUMMARY OF OPERATIONS
            (In thousands, except percentages and per share amounts)

                                                    December 31
                                  --------------------------------------------       April
                                    1996        1995        1994        1993         1993
                                  --------    --------    --------    --------     --------
Net Sales .....................   $ 87,750    $ 66,659    $ 50,306    $ 11,080         --
Gross Profit percentage .......         28%         28%         28%         27%        --
Operating Profit ..............      3,832       3,466       2,702        (847)        --
Interest expense. net .........      1,216       1,092         817          21     $     55
Income (loss) from operations .      1,766       1,365       1,004        (573)      (1,001)
Income (loss) from Discontinued
   Operations .................       --          --          --          (426)         164
Net Income ( loss) ............      1,766       1,365       1,004        (999)        (837)
Net Income (loss) per share ...   $   0.54    $   0.43    $   0.34    $  (0.37)    $  (0.32)

                               FINANCIAL POSITION
                          (In thousands, except ratios)

                                          December 31
                           ------------------------------------------     April
                              1996       1995       1994       1993       1993
                           ---------  ---------  ---------  ---------  ---------
Total Assets ............     32,374     26,114     15,801     15,849      3,096
Long-term Debt ..........      6,986      7,150      3,834      6,621       --
Working Capital .........      5,620      3,029      2,341      2,537      2,682
Current ratio ...........  1.31 to 1  1.22 to 1  1.28 to 1  1.32 to 1  6.66 to 1

Notes to Selected Financial Data:
Note a -- The Registrant acquired CBE effective March 29, 1995
Note b -- The Registrant acquired Century effective August 31, 1993
Note c -- The Registrant was a shell company with no operating units from May, 1992 until August, 1993

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following information should be read along with the Consolidated Financial Statements and Notes to Consolidated Financial Statements on page F-6 through F-14.

RESULTS OF OPERATIONS

1996 Compared with 1995

     Sales for the year ended December 31, 1996 were $87.8 million, an increase of $21.1 million over the 1995 amount of $66.7 million. Century contributed nearly $17 million of this increase due largely to favorable weather conditions in most of it's market areas and to geographical expansion. A significant portion of this expansion has occurred in the Eastern half of the Country from North Carolina to New Jersey. Presently, Century has 54 branches. As has been noted earlier, CBE's sales reflects a full year for 1996. It was acquired effective March 30, 1995. CBE's sales in 1996, on a full year basis, have increased more than 20% over 1995 levels principally due to expansion through the acquisition of two businesses in Maine and another in Los Angeles, California.

     Gross profit for the year ended December 31, 1996 was $24.8 million an increase of $6.2 million or approximately 33% over the 1995 amount of $18.6 million. This increase is due primarily to the higher sales noted above. While CBE continued to experience declining typewriter maintenance revenues, its overall gross profit percentage was about the same as the prior year.

     Selling, general and administration expenses for the year ended December 31, 1996 increased $5.8 million or 38.4% to $20.9 million from $15.1 million for the year ended December 31, 1995. The geographical expansion noted above accounted for nearly $4.2 million of this increase. The balance of this increase relates to CBE's costs associated with acquiring and expanding into three new market areas during 1996 and to higher goodwill amortization charges--$.56 million--principally associated with the typewriter contract maintenance business.

     Interest expense, net for the year ended December 31, 1996 increased $.1 million or 10% over the year earlier period to $1.2 million. This increase reflects the higher term debt and higher line of credit facility incurred in acquiring the various businesses noted above and in carrying the higher working capital, partially offset by a slightly lower borrowing rate.

     The federal, state and foreign income tax provision for the year ended December 31, 1996 was $.85 million, a decrease of approximately $.16 million from last year. The lower tax rate is principally due the recognition of deferred tax benefit associated with the goodwill amortization and to lower state taxes.

     Net income for the year ended December 31, 1996 was $1.76 million, or $.54 per share. This compares with $1.36 million or $.43 per share reported for the year ended December 31, 1995. The higher net income is due principally to higher sales.

1995 Compared with 1994

     Sales for the year ended December 31, 1995 were $66.7 million, an increase of $16.4 million over the 1994 amount of $50.3 million. The acquisition of CBE in March contributed $7.7 million of the increase (See Acquisitions). The balance of the increase was principally due to acquisitions by Century of additional branches in Georgia and Virginia and to increased penetration of existing markets. The markets served by Century had generally favorable weather conditions throughout the selling season. The CBE results reflect approximately 10% improvement over that experienced by its predecessor company in 1994. The increase was driven by higher sales of computer maintenance contracts and network installations, offset by a decline in typewriter maintenance contract revenues.

     Gross profit for the year ended December 31, 1995 increased $4.5 million to $18.6 million, 31.6% over the 1994 amount of $14.1 million. The sales increase noted above contributed to all of the gross profit increase. CBE's gross profit percentage was below prior year results due principally to decline in typewriter maintenance contracts, which carry a high gross profit percentage. Thus, while sales and gross profit for CBE increased year to year, gross profit percentage declined. The Company expects this trend of declining typewriter based revenue to continue.

     Selling, general and administrative expenses for the year ended December 31, 1995 increased $3.7 million to $15.1 million from $11.4 million reported for the year ended December 31, 1994. The addition of CBE accounted for $2.6 million of the increase. Included in the administrative expenses for CBE for the period ended December 31, 1995 was a $1.0 million charge attributable to the impairment of goodwill . This charge relates to the typewriter portion of CBE's business, which as noted, above experienced a decline in sales below that reported last year. The balance of the increase in selling and administrative expenses is principally due to the increase in the number of Century branches.

     Interest expense for the year ended December 31, 1995 increased to $1.1 from $.8 million in the year ended December 31, 1994 . The increase is principally due to the additional $5.0 term debt for the acquisition of CBE, partially offset by lower borrowing for working capital.

     Federal and state income tax provision for the year ended December 31, 1995 was approximately $1.0 million, an increase of approximately $.1 million over the year ended December 31, 1994. The effective higher tax rate for 1994 is principally due to a $.15 million non-recurring charge included in the 1994 amount relating to federal tax audit of Century's prior year tax returns.

     Net income for the year ended December 31, 1995 was $1.365 million or $.43 per share. This compares with the $1.0 million or $.34 per share reported for the year ended December 31, 1994. The higher net income is due to higher sales.

Financial Condition

     The Company's financial condition continues to improve. The net worth as of December 31, 1996 has increased to $7.0 million. Tangible net worth, which at the end of 1995 was nil has increased to nearly $3.0 million as of December 31, 1996. The Company still has $8.9 million of term and subordinated debt outstanding at December 31, 1996. This compares to $9.2 million outstanding at the end of last year.

     As was noted last year, the Company continues to rely on short-term borrowings to finance it's working capital. During the first quarter of each year Century's working capital requirements are at a low point, with short-term borrowings, historically, of $6.0 million. During the second quarter working capital requirements begin to expand and by July of each year the amount necessary to carrying the working capital historically expands to approximately $14.0 million. From July through the remainder of the year, receivables are liquidated, releasing substantial amounts of cash that may be used to reduce short-term debt. The operating cash flow of the Company--before working capital requirements--improved to $4.44 million from $3.88 million last year. The Company was thus able to retire nearly $1.9 million of term and subordinated debt which came due during the year. This amount is approximately the same as last year.

     At December 31, 1996 working capital has increased approximately $2.6 million to $5.6 million from $3.0 million last year. Acquisitions accounted for nearly $1.0 million of this increase and the balance came from operations driven by higher sales financed in part by operating cash flow.

     During the second quarter of 1996 the Company for the second time in as many years renegotiated its revolving credit facility and long-term debt agreement with Michigan National Bank. The revised agreement (a) lowered the rate of interest charged on the line of credit to prime less an eighth from prime, (b) offered a lower rate of interest on the Term-Debt and (c) converted $1.4 million of line of credit facility to term-debt without increasing the quarterly repayment amount. Century and CBE's expansion into new markets was financed by the increase in the term debt.

     Though the Company has continued to generate sufficient cash to liquidate its term and subordinated debt as it becomes due, and make acquisitions necessary for it's growth, there is no assurance, given the high degree of leverage, the seasonality of its principal business, and the decreasing availability of the deferred tax benefit--currently at $2.7 million--that it can continue to do so in the future.

ITEM 8. Financial Statements

     The financial statements required by this Item, are set forth below:

                                                                         Page
                              Description                               Number
                              -----------                               ------
     Report of Independent Public Accountants .........................   F-1
     Consolidated Balance Sheets at December 31, 1996 and
        December 31, 1995 .............................................   F-2
     Consolidated Statements of Operations for the three years
        ended December 31, 1996 .......................................   F-3
     Consolidated Statements of Shareholders' Equity for the
        three years ended December 31, 1996 ...........................   F-4
     Consolidated Statements of Cash Flows for the three years
        ended December 31, 1996 .......................................   F-5
     Notes to Consolidated Financial Statements .......................   F-6

Richton International Corporation

     Quarterly analysis of sales, operating margin, net income and earnings per share

                                                                       Net                  Equivalent
                                                         Pre-Tax      Income    Earnings      Shares
                      Sales      Gross $     Profit %    Profit       (Loss)    Per Share   Outstanding
                      -----      -------     --------    -------      ------    ---------   ----------
1st Qtr.  1996     10,449,000   2,445,000      23.40   (1,373,000)   (872,000)    (0.27)     3,185,000
          1995      5,165,000   1,237,000      23.95   (1,256,000)   (794,000)    (0.28)     2,866,000
2nd Qtr.  1996     27,903,000   8,773,000      31.44    2,962,000   1,860,000      0.57      3,236,000
          1995     24,840,000   7,124,000      28.68    2,593,000   1,634,000      0.52      3,166,000

3rd Qtr.  1996     32,660,000   9,714,000      29.74    1,829,000   1,107,000      0.34      3,247,000
          1995     23,089,000   6,407,000      27.75    1,561,000     872,000      0.28      3,152,000

4th Qtr.  1996     16,738,000   3,852,000      23.01     (802,000)   (329,000)    (0.10)     3,290,000
          1995     13,565,000   3,790,000      27.94     (524,000)   (347,000)     0.11      3,161,000
                   ----------   ---------      -----     --------    --------      ----      ---------
Year      1996     87,750,000  24,784,000      28.24    2,616,000   1,766,000      0.54      3,290,000
          1995     66,659,000  18,558,000      27.84    2,374,000   1,365,000      0.43      3,161,000

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

ITEM 10. Executive Officers of Registrant

     Identification of the executive officers:

            Name            Age       Positions and Offices        Officer Since
            ----            ---       ---------------------        -------------
    Fred R. Sullivan         82    Director, Chairman of the Board      1989
                                     & Chief Executive Officer
    Cornelius F. Griffin     57    Vice President & Chief               1985
                                     Financial Officer
    Marshall E. Bernstein    58    Secretary                            1985

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

     The business experience of the executive officers is:

     Fred R. Sullivan--Director, Chairman of the Board & Chief Executive Officer for more than five years.

     Cornelius F. Griffin--Vice President & Chief Financial Officer for more than five years.

     Marshall E. Bernstein--For more than five years a Member of the law firm of Robinson, Brog, Leinwand, Greene, Genovese & Gluck P.C. and predecessor.

ITEM 11. Executive Compensation

     The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1997.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1997.

ITEM 13. Certain Relationships and Related Transaction

     The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1997.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1) (2) The list of financial statements and financial statement schedules by this item are included in Item 8 on page 6.

     (a) Exhibits:

        (2) Exhibits

           2.1 -- Stock Purchase Agreeement dated as of July 31, 1993 and amendment thereto dated August 27, 1993 and among Ernest Hodas as trustee of the Ernest Hodas Revocable Trust, The Hodas Family Limited Partnership, Ernest Hodas, Century Supply Corp., Century Acquisition Corporation and Richton International Corporation

                 -- Incorporated  by  reference  to Exhibit 2.1 to  Registrant's
                    Current report on Form 8--for January 5, 1994

           2.2 -- Agreement for the Purchase of Assets dated March 29, 1995 by and among CBE Acquisition Corp., (the "Buyer"), Century Supply Corp., Richton International Corporation and CBE Technologies, Inc. (the "Seller")

                 -- Incorporated  by  reference  to Exhibit 2.1 to  Registrant's
                    Current report on Form 8-K for April 5, 1995

        (3) Exhibits

           3.1   -- Certificate  of  Incorporation   of  Richton   International
                    Corporation

                 -- Incorporated  by reference  to Exhibit 99.1 to  Registrant's
                    Annual Report on Form 10-K for the year ended December 31, 1995

           3.2   -- By laws of Richton International Corporation

                 -- Incorporated  by reference  to Exhibit 99.1 to  Registrant's
                    Annual Report on Form 10-K for the year ended December 31, 1995

        (4) Exhibits

           4.1   -- Stock Certificate (Specimen)

       (10) Exhibits -- Material contracts

           10.1  -- 1990 Long-Term Incentive Plan

                 -- Incorporated  by  reference  to Exhibit (b) to  Registrant's
                    Annual Report on Form 10-K for the fiscal year ended April 30, 1990

           10.2 -- Amendment to the 1990 Long Term Incentive Plan providing for additional 150,000 shares for issuance under the Plan

                 -- Incorporated  by reference to Exhibit 10(b) to  Registrant's
                    Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 Incorporated

           10.3 -- Retirement Plan for Employees of Richton International Corporation dated February 1986

                 -- Incorporated  by reference to Exhibit 10(k) to  Registrant's
                    Annual Report on Form 10-K for the fiscay year ended April 30, 1986

           10.4 -- Amendment dated April 10, 1987 to Retirement Plan for Employees of Richton International Corporation

                 -- Incorporated  by reference to Exhibit 10(k) to  Registrant's
                    Annual Report on Form 10-K for the fiscal year ended April 30, 1987

           10.5 -- Amendment dated August 1, 1989 to Retirement Plan for Employees of Richton International Corporation

                 -- Incorporated  by reference to Exhibit (10m) to  Registrant's
                    Annual Report on Form 10-K for the fiscal year ended April 30, 1990

           10.6 -- Amendment dated December 31, 1994 to Retirement Plan for Employee of Richton International Corporation

                 -- Incorporated  by reference to Exhibit 10(f) to  Registrant's
                    Annual Report on Form 10-KSB for the year ended December 31, 1994

           10.7 -- Restated Excess Benefit Plan for Salaried Employees of Richton International Corporation dated July 15, 1986

                 -- Incorporated  by reference to Exhibit 10(l) to  Registrant's
                    Annual Report on Form 10-K for the fiscal year ended April 30, 1987

           10.8 -- Amendment dated June 4, 1987 to Restated Excess Benefit Plan for Salaried Employees of Richton International Corporation

                 -- Incorporated  by reference to Exhibit 10(m) to  Registrant's
                    Annual Report on Form 10-K for the fiscal year ended April 30, 1987

           10.9  -- Rights Agreement dated January 26, 1987

                 -- Incorporated  by reference to Exhibit 10(m) to  Registrant's
                    Annual Report on Form 10-K for the fiscal year ended April 30, 1987

           10.10 -- Amendment dated November 1, 1994 to Rights Agreement

                 -- Incorporated  by reference to Exhibit 10(j) to  Registrant's
                    Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994

           10.11 -- Loan and Financing Agreement dated October 27, 1993 between Michigan National Band and Century Supply Corp.

                 -- Incorporated  by reference  to Exhibit 28.1 to  Registran'ts
                    Current report on Form 8-- for January 5, 1994

           10.12 -- Letter Agreement dated March 21, 1994 amending the Credit Note with Michigan National Bank

                 -- Incorporated  by reference to Exhibit 10(l) to  Registrant's
                    Annual Report on Form 10-KSB for the year ended December 31, 1994

           10.13 -- Letter Agreement dated June 23, 1994 amending the Credit Note with Michigan National Bank

                 -- Incorporated  by reference to Exhibit 10(m) to  Registrant's
                    Annual Report on Form 10-KSB for the year ended December 31, 1994

           10.14 -- Letter Agreement dated April 27, 1995 amending the Loan and Financing Agreement dated October 27, 1993 between Michigan National Bank and Century Supply Corp.

           10.15 -- Letter Agreement dated June 17, 1996 amending the Loan and Financing Agreement dated October 27, 1993 between Michigan National Bank and Century Supply Corp.

           10.16 -- A Term note for $3.0 million dated October 27, 1993 made by Century Supply Corp. (the "borrower") in favor of Michigan National Bank (the "payee")

                 -- Incorporated  by reference  to Exhibit 28.2 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.17 -- A Credit note for $8.0 million dated October 27, 1993 made by Century Supply Corp. (the "borrower") in favor of Michigan National Bank (the "payee")

                 -- Incorporated  by reference  to Exhibit 28.3 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.18 -- Subordination Agreement dated October 27, 1993 among Michigan National Bank (the "bank), Century Supply Corp. (the "borrower") and Richton International Corporation (the "Subordinating Creditor")

                 -- Incorporated  by reference  to Exhibit 28.4 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.19 -- Subordination Agreement dated October 27, 1993 among Michigan National Bank (the "bank"), Richton International Corporation and Ernest Hodas, as Trustee of the Ernest Hodas Revocable Trust (the "Trustee") and the Hodas Family Limited Partner-ship") and Ernest Hodas (collectively referred to a "Subordinating Creditor")

                 -- Incorporated  by reference  to Exhibit 28.5 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.20 -- The Purchase Price Promissory Note for $500,000 dated October 27, 1993 between Century Acquisition Corporation and Ernest Hodas as agent for the Hodas Family Limited Partner-ship and Ernest Hoads as Trustee of the Ernest Hodas Revocable Trust

                 -- Incorporated  by  reference  to Exhibit 2.2 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.21 -- Non-Competition and Non-Disclosure Agreement dated October 27, 1993 by and between Ernest Hodas and Century Supply Corp.

                 -- Incorporated  by  reference  to Exhibit 2.3 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.22 -- Consulting Agreement dated October 27, 1993 by and between Century Supply Corp. and Ernest Hodas

                 -- Incorporated  by  reference  to Exhibit 2.4 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.23 -- Promissory Note for $510,691 dated October 27, 1993 between Century Supply Corp. and Ernest Hodas

                 -- Incorporated  by  reference  to Exhibit 2.5 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.24 -- Guaranty dated October 27, 1993 by Richton International Corporation in favor of the Hodas Family Limited Partner-ship and Ernest Hodas, as Trustee of the Ernest Hodas Revo-cable Trust and Ernest Hodas

                 -- Incorporated  by  reference  to Exhibit 2.6 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.25 -- Subordination Agreement dated October 27, 1993 between Michigan National Bank, Century Supply Corp. (the
                    "borrower"), Ernest Hodas, as Trustee of the Ernest Hodas Revocable Trust and the Hodas Family Limited Partnerhsip and Ernest Hodas (collectively referred to as "Subordinating creditor")

                 -- Incorporated  by reference  to Exhibit 28.6 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.26 -- Stock Pledge Agreement dated October 27, 1993 by and between Richton International Corporation and Michigan National Bank

                 -- Incorporated  by reference  to Exhibit 28.6 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.27 -- Stock Pledge Agreement dated April 27, 1995 by and between Richton International Corporation and Michigan National Bank

           10.28 -- Guarantee dated October 27, 1993 by Richton International Corporation and issued to Michigan National Bank on behalf of Century Supply Corp.

                 -- Incorporated  by reference  to Exhibit 28.8 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.29 -- Amended and restated Guaranty Agreement dated April 27, 1995 by Richton International Corporation and issued to Michigan National Bank on behalf of Century Supply Corp.

           10.30 -- Series A Warrant to Purchase 236,250 shares of Common Stock of Richton International Corporation

                 -- Incorporated  by reference  to Exhibit 28.9 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.31 -- Subordinated Note issued by Richton International Corp. dated October 26, 1993 to Mr. Fred R. Sullivan in the principal amount of $1,181,250.

                 -- Incorporated  by reference to Exhibit 28.10 to  Registrant's
                    Current report on Form 8-- for January 5, 1994

           10.32 -- Subordinated Promissory Note for $1.0 million dated March 29, 1995 between CBE Acquisition Corp. and CBE Liquidating Corp.

                 -- Incorporated  by  reference  to Exhibit 2.2 to  Registrant's
                    Current report on Form 8K-- for April 5, 1995

           10.33 -- Subordinated Promissory Note for $1.0 million dated March 29, 1995 between Richton International Corporation and Fred
                    R. Sullivan

                 -- Incorporated  by  reference  to Exhibit 2.3 to  Registrant's
                    Current report on Form 8K-- for April 5, 1995

           10.34 -- Guaranty dated March 29, 1995 by Richton International Corp. in favor of the CBE Liquidating

                 -- Incorporated  by  reference  to Exhibit 2.4 to  Registrant's
                    Current report on Form 8K-- for April 5, 1995

           10.35 -- Guaranty dated March 29, 1995 by Century Supply Corp. in in favor of the CBE Liquidating Corp.

                 -- Incorporated  by  reference  to Exhibit 2.5 to  Registrant's
                    Current report on Form 8K-- for April 5, 1995

        (11) Exhibit

           11.1  -- Calculation of earnings per share

        (21) Exhibits-- Subsidiaries of the Registrant
        (99) Exhibits-- Other

           99.1 -- Fairness Opinion received from Quirk, Carson & Pettit relating to the $1.0 million the promissory note agreement between F.R. Sullivan and the Registrant

                 -- Incorporated  by reference  to Exhibit 99.1 to  Registrant's
                    Annual Report on Form 10-K for the year ended December 31, 1995

           99.2 -- Fairness Opinion received from Quirk, Carson & Pettit relating to the $1.0 million the promissory note agreement between F.R. Sullivan and the Registrant


                 -- Incorporated  by reference  to Exhibit 99.1 to  Registrant's
                    Annual Report on Form 10-K for the year ended December 31, 1995

   (b)  Reports on Form 8-K
      None.

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

                                          RICHTON INTERNATIONAL CORPORATION
                                                     (Registrant)

                                          By: /s/     FRED R. SULLIVAN
                                             ---------------------------------
                                                      Fred R. Sullivan
                                                 Chairman of the Board and
                                                   Chief Executive Officer
                                                (Principal Executive Officer)

Date: March 7, 1997

                                          By: /s/    CORNELIUS F. GRIFFIN
                                             ---------------------------------
                                                     Cornelius F. Griffin
                                                      Vice President and
                                                    Chief Financial Officer
                                                   (Principal Financial and
                                                       Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


          Signature                  Title                             Date
          ---------                  -----                             ----

/s/   FRED R. SULLIVAN      Chairman of the Board and              March 7, 1997
   -----------------------    Chief Executive Officer
      Fred R. Sullivan        (Principal Executive Officer)

/s/ CORNELIUS F. GRIFFIN    Vice President and Chief               March 7, 1997
   -----------------------    Financial Officer (Principal
    Cornelius F. Griffin      Financial and Accounting Officer)

/s/  NORMAN E. ALEXANDER    Director                               March 7, 1997
     Norman E. Alexander

/s/  PHILIPPE GUTZWILLER    Director                               March 7, 1997
   -----------------------
     Philippe Gutzwiller

/s/    THOMAS J. HILB       Director                               March 7, 1997
   -----------------------
       Thomas J. Hilb

/s/   STANLEY J. LEIFER     Director                               March 7, 1997
   -----------------------
      Stanley J. Leifer

/s/    PETER A. WHITE       Director                               March 7, 1997
   -----------------------
       Peter A. White

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
   Richton International Corporation:

     We have audited the accompanying consolidated balance sheets of Richton International Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richton International Corporation and subsidiaries, as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                       ARTHUR ANDERSEN LLP



Detroit, Michigan
March 6, 1997

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                           December 31
                                                                   ----------------------------
                                                                       1996            1995
                                                                   ------------    ------------
Current Assets:
  Cash and Cash Equivalents ....................................   $    372,000    $    467,000
  Notes and Accounts Receivable, net of allowance for
      doubtful accounts of $700,000 and $590,000, respectively .     13,004,000       8,882,000
  Inventories ..................................................      9,550,000       6,511,000
  Prepaid Expenses and Other Current Assets ....................        467,000         442,000
  Deferred Taxes ...............................................        568,000         420,000
                                                                   ------------    ------------
    Total Current Assets .......................................     23,961,000      16,722,000
Property, Plant and Equipment, .................................      2,287,000       1,419,000
  Less: Allowance for Depreciation and Amortization ............       (747,000)       (445,000)
                                                                   ------------    ------------
                                                                      1,540,000         974,000
Other Assets: Deferred taxes ...................................      2,224,000       3,044,000
  Goodwill .....................................................      4,050,000       5,201,000
  Other ........................................................        599,000         173,000
                                                                   ------------    ------------
TOTAL ASSETS ...................................................   $ 32,374,000    $ 26,114,000
                                                                   ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current Portion of Long Term Debt ............................   $  1,879,000    $  2,004,000
  Notes Payable ................................................      7,947,000       5,275,000
  Accounts Payable,Trade .......................................      3,978,000       2,015,000
  Accrued Liabilities ..........................................      2,387,000       2,495,000
  Deferred Income ..............................................      2,160,000       1,904,000
                                                                   ------------    ------------
    Total Current Liabilities ..................................     18,351,000      13,693,000
Noncurrent Liabilities
  Long Term Senior Debt ........................................      5,200,000       4,400,000
  Subordinated Debt ............................................      3,665,000       4,754,000
  Less: Current Portion of Long-term Debt ......................     (1,879,000)     (2,004,000)
                                                                   ------------    ------------
                                                                      6,986,000       7,150,000
Stockholders' Equity
  Preferred Shares,$1.00 par value; authorized
    500,000 shares; none issued ................................           --              --
  Common Shares, $.10 par value; authorized
    4,000,000 shares; issued and outstanding 3,088,347 shares at
    December 31, 1996 and December 31, 1995 ....................        309,000         309,000
  Additional Paid-in Capital ...................................     17,661,000      17,661,000
  Retained Earnings ............................................    (10,518,000)    (12,284,000)
  Treasury Stock ...............................................       (415,000)       (415,000)
                                                                   ------------    ------------
    Total Shareholders' Equity .................................      7,037,000       5,271,000
                                                                   ------------    ------------
  Total Liabilities and Shareholders' Equity ...................     32,374,000      26,114,000
                                                                   ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Twelve Months ended December 31
                                                          --------------------------------------------
                                                              1996            1995            1994
                                                          ------------    ------------    ------------
Net Sales .............................................   $ 87,750,000    $ 66,659,000    $ 50,306,000
Cost of Sales .........................................     62,966,000      48,101,000      36,202,000
                                                          ------------    ------------    ------------
Gross Profit ..........................................     24,784,000      18,558,000      14,104,000
Selling, general & administrative expenses ............     20,952,000      15,092,000      11,402,000
Interest (income) .....................................       (407,000)       (349,000)       (339,000)
Interest expense ......................................      1,623,000       1,441,000       1,156,000
                                                          ------------    ------------    ------------
Income before Taxes ...................................      2,616,000       2,374,000       1,885,000
Provision for income taxes ............................        850,000       1,009,000         881,000
                                                          ------------    ------------    ------------
Net Income ............................................   $  1,766,000    $  1,365,000    $  1,004,000
                                                          ============    ============    ============

Net Income Per share: .................................   $       0.54    $       0.43    $       0.34
                                                          ============    ============    ============

Average Common and Common Equivalent Shares Outstanding      3,290,000       3,161,000       2,975,000
                                                          ============    ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Additional                                     Cumulative
                                  Common          Paid-in     Accumulated       Treasury      Translation
                                  Shares          Capital        Deficit          Stock        Adjustment
                               ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1993   $    292,000    $ 17,277,000   $(14,653,000)   $   (415,000)   $      --
Issuances of 109,097
   common shares ...........         11,000         213,000
Cumulative Translation
   Adjustment ..............          3,000
Net Income .................      1,004,000
                               ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1994        303,000      17,490,000    (13,649,000)       (415,000)          3,000
Issuances of 58,877
   common shares ...........          6,000         171,000
Cumulative Translation
   Adjustment ..............                                                                        (3,000)
Net Income .................                                     1,365,000
                               ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1995        309,000      17,661,000    (12,284,000)       (415,000)              0
Net Income .................                                     1,766,000
                               ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1996   $    309,000    $ 17,661,000   $(10,518,000)   $   (415,000)   $          0
                               ============    ============   ============    ============    ============


       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Twelve Months ended December 31
                                                         -----------------------------------------
                                                             1996           1995           1994
                                                         -----------    -----------    -----------
OPERATING ACTIVITIES
Net Income ...........................................   $ 1,766,000    $ 1,365,000    $ 1,004,000
   Reconciliation of net cash provided by (used by)
      operating activities:
        Depreciation and amortization of assets ......       302,000        424,000        207,000
        Amortization of goodwill and impairment ......     1,558,000      1,000,000
        Deferred income ..............................      (115,000)       (95,000)
        Other working capital items, assets ..........    (4,839,000)    (3,658,000)       297,000
        Other working capital items, liabilities .....       625,000        131,000
        Decrease in deferred taxes ...................       672,000      1,275,000        683,000
        Decrease (increase) in other assets ..........       142,000       (180,000)        41,000
                                                         -----------    -----------    -----------
   Net cash provided by operating activities .........       111,000        262,000      2,232,000

INVESTING ACTIVITIES
Capital expenditures .................................      (350,000)      (147,000)      (292,000)
Cash (paid) or received for businesses acquired,net ..    (2,093,000)      (166,000)
                                                         -----------    -----------    -----------
   Net cash used by investing activities .............    (2,443,000)      (313,000)      (292,000)

FINANCING ACTIVITIES
Increase (decrease) of long-term debt ................     1,400,000     (1,310,000)    (1,622,000)
Increase (decrease) in subordinated debt .............    (1,235,000)
Repayment of term-debt ...............................      (600,000)
Increase (decrease) in line of credit ................     2,672,000      1,800,000       (354,000)
                                                         -----------    -----------    -----------
   Net cash provided by (used in) financing activities     2,237,000        490,000     (1,976,000)
Effect of exchange rate on cash balances .............                       (3,000)         3,000
                                                         -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents .....       (95,000)       436,000        (33,000)
Cash and cash equivalents, beginning of period .......       467,000         31,000         64,000
                                                         -----------    -----------    -----------
Cash and cash equivalents, end of period .............   $   372,000    $   467,000    $    31,000
                                                         ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash payments during the period for interest ......   $ 1,391,000    $ 1,408,000    $ 1,030,000
   Cash payments during the period for income taxes ..   $   430,000    $   366,000    $    61,000

Supplemental Disclosure of Non-Cash Activities

     During the year ended December 31, 1995, the Company issued 58,877 shares of the Company's common stock to the Chairman in lieu of compensation and interest owed to him of $177,000.

     During 1995, the Company issued $3.0 million of term debt and $2.0 million of unsecured subordinated notes to acquire CBE Technologies, Inc.

     During the year 1994, the Company issued 109,097 shares of common stock to the Chairman in lieu of compensation and interest owed to him of $224,000.

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of Business:

     Richton International Corporation ("Richton") is a holding company with two principal subsidiaries, Century Supply Corp. ("Century") and CBE Technologies Inc, ("CBE"), collectively the "Company." Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches are in 14 States on the Eastern half of The United States and Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for three of the four leading original equipment manufacturers (OEM) in the irrigation systems field.

     CBE Technologies, Inc. ("CBE") headquartered in Boston, Massachusetts with satellite offices in New York, Los Angeles and Portland, Maine is a Systems Integrator providing, network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales. CBE's technical certifications include; Novell Platinum reseller, Microsoft Channel partner, Banyan Enterprise/Network dealer, Novell authorized Training Center, as well as a Novell Authorized Service Center.


2.  Summary of Significant Accounting Policies:

     Principles of Consolidation--The accompanying consolidated financial statements include the accounts of Richton and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     As of August 31, 1993 Richton acquired 100% of the issued and outstanding shares of Century Supply Corp. On March 30, 1995 Richton acquired CBE (See Note
3).

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

     Allowance For Doubtful Accounts--The Company provides an allowance for doubtful accounts arising from operations of the business, which allowance is based upon a specific review of certain outstanding amounts and historical collection performance. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions and actual results may differ from these estimates and assumptions.

     Inventories -- The Company values inventory at the lower of cost or market using the first-in first-out ("FIFO") method of accounting.

     Goodwill -- Goodwill is amortized on a straight-line basis over periods of 5--15 years as follows:

                             Amortization    12/31/95                                     12/31/96
                                Period        Balance       Additions     Reductions       Balance
                             ------------     -------       ---------     ----------       -------
Typewriter Maintenance ....   5 years        1,700,000                    1,310,000(a)      390,000
Computer Maintenance ......   15 years       3,360,000        167,000       227,000       3,300,000
Irrigation ................   5 years          141,000        239,000        21,000         360,000
                                             ---------        -------     ---------       ---------
                                             5,201,000        406,000     1,558,000       4,050,000
                                             =========        =======     =========       =========

(a) Includes third quarter 1996 impairment charge of $.8 million.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Long-Lived Assets -- During 1995, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets, including goodwill, may not be recoverable. The acquisition of CBE (See Note 3) resulted in goodwill of approximately $6.0 million which was based on CBE's two major lines of business - computer maintenance and network installation services and typewriter services. Subsequent to the acquisition of CBE, the typewriter contract maintenance business experienced a decline in revenues and it was determined that expected future cash flows (undiscounted and without interest charges) would be less than the carrying amount of goodwill allocated to the typewriter maintenance business. Based on discounted estimated future cash flow, the Company recorded a write-down of Goodwill in the amount of $1.0 million in 1995, and based on further deterioration of that business, an additional charge of $.8 million in the third calendar quarter of 1996, which is included in selling, general and administrative expenses in the consolidated statement of operations for the respective periods involved.

     Deferred Income -- Deferred income represents income received from customers related to service contracts that extend for specified periods of time, less than one year. Income is recognized proportionally over the life of the contract.

     Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities.

     Accounting for Stock Based Compensation -- The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock in the accompanying Statements of Income. As supplemental information, the Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during 1995 and 1996 in Note 10, in accordance with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

3.  Acquisitions:

     In August 1993, Richton acquired all of the outstanding shares of Century for $6.2 million in cash, 150,000 shares of Richton's common stock and $1.7 million payable to the former owner over a period of six years, a portion of which is subject to a right of off-set, as defined. The transaction has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as a Deferred Tax Benefit reflecting the likely ability to utilize Richton's net operating loss carry forward, which benefit will be amortized as earnings are realized. (See Note 5) The operating results of Century are included in the Company's consolidated results of operations from the effective date of acquisition, August 31, 1993.

     On March 29, 1995 the Company, through its wholly owned subsidiary, Century, acquired all the operating assets and business of CBE Technologies, Inc. for $5.0 million plus assumption of certain liabilities. The $5 million was financed by bank borrowings of $3.0 million, a $1.0 million unsecured promissory note to the former owners and a $1 million unsecured subordinated note to the

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Chairman of Richton. The note to the Chairman was subject to a fairness opinion of an independent advisor chosen by Richton's Board of Directors.

     The following unaudited pro forma summary presents the 1995 consolidated results of operations as if the acquisition of CBE had occurred on January 1, 1995. These pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of the results which may occur in the future.

                                                      Twelve Months Ended
                                                        December 31 1995
                                                          (Unaudited)
                                                      -------------------
          Net Sales ..............................         $69,066,000
                                                           ===========
          Net Income .............................         $ 1,377,000
                                                           ===========
          Net Income per Share ...................         $       .44
                                                           ===========

4.  Property and Equipment:
                                                              December 31
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
     Land ...........................................   $   80,000   $     --
     Property held for sale or future use ...........      108,000         --
     Building and Improvements ......................      820,000      474,000
     Autos and Trucks ...............................      445,000      372,000
     Machinery and Equipment ........................      479,000      242,000
     Furniture and Fixtures .........................      355,000      331,000
                                                        ----------   ----------
                                                        $2,287,000   $1,419,000
     Less: Accumulated Depreciation and Amoritization      747,000      445,000
                                                        ----------   ----------
                                                        $1,540,000   $  974,000
                                                        ==========   ==========

     All fixed assets are currently depreciated over five years except building improvements which are based upon the respective lease terms which are from 2-10 years.

5.  Income Taxes:

     At December 31, 1996, the Company has deferred tax assets of approximately $2.8 million. Significant components of the deferred tax assets as of December 31, are as follows:

                                                  1996            1995
                                               -----------     -----------
     Current:
     Allowance for bad debts .............     $   238,000     $   200,000
     Accrued Pension Cost ................          97,000          97,000
     Other ...............................         233,000         123,000
                                               -----------     -----------
                                               $   568,000     $   420,000
                                               ===========     ===========
     Long Term:
     Net operating loss carry forward ....     $ 1,383,000     $ 2,748,000
     Goodwill ............................         666,000         261,000
     Depreciation ........................          40,000
     Other ...............................         175,000          (5,000)
                                               -----------     -----------
                                               $ 2,224,000     $ 3,044,000
                                               ===========     ===========

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

      At December 31, 1996, the Company has available approximately $4,067,000 of net operating loss carry forwards, expiring in varying amounts between 2004 and 2007, as follows:

       2004 .............................   $2,114,000
       2005 .............................        6,000
       2006 .............................      276,000
       2007 .............................    1,671,000
                                            ----------
                                            $4,067,000
                                            ==========

     Under SFAS 109, a valuation reserve is not required if it is determined that it is more likely than not that the related benefit of deferred tax assets will be realized. Based on prior utilization and estimates of future taxable income, the company expects that the remaining net operating loss carryforward will be utilized. As a result, no valuation allowance has been provided. For the years ended December 31, 1996, 1995 and 1994 $4,014,000, $3,158,000 and
$3,392,000 of net operating loss carry forward has been utilized to offset taxable income. The provision for income taxes for the three years ended December 31, 1996 consists of the following:

                                     1996           1995            1994
                                 -----------    -----------     -----------
     Federal
       Current Payable ......    $   109,000    $  (436,000)    $
       Deferred .............        672,000      1,275,000         791,000
     State & Local ..........         50,000        151,000          90,000
     Foreign ................         19,000         19,000
                                 -----------    -----------     -----------
                                 $   850,000    $ 1,009,000     $   881,000
                                 ===========    ===========     ===========

     A reconciliation of the Federal provision for income taxes at the statutory rate to the actual provision for income taxes for the three years ended December 31, 1996, is as follows:

                                           1996          1995         1994
                                            ---           ---          ---
     Federal ......................          34%           35%          34%
     State & Local ................           3             7            5
     Other ........................          (4)                         7
                                                          ---          ---
                                             33%           42%          46%
                                            ===           ===          ===

6.  Statement of Cash Flows:

     The components of other working capital items included in the Consolidated Statement of Cash Flows are as follows:

                                                      For Twelve Months Ended
                                                           December 31
                                                      -----------------------
                                                          1996       1995
                                                        -------    -------
                                 (in thousands)
     Receivables ....................................   $(3,232)   $(2,388)
     Inventories ....................................    (1,595)    (1,238)
     Prepaid Expenses ...............................       (12)       (32)
                                                        -------    -------
     Increase in Working Capital Items, Assets ......   $(4,839)   $(3,658)
                                                        =======    =======
     Accounts Payable ...............................       775        (35)
     Accrued Expenses ...............................      (150)       166
                                                        -------    -------
     Increase Working Capital Items, Liabilities ....   $   625    $   131
                                                        =======    =======

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

7.  Bank Borrowing:

      During 1996, the Company completed a modification of the Loan and Financing agreement with its bank. The principal modifications of this agreement were (a) an increase in the term loan to $5.6 million from $4.2 million, (b) a reduction in the interest rate on the credit line to prime less .125% or LIBOR plus 2.35%, from prime, (c) provide for a potential reduction on the interest rate of the Term loan by adding an option to select LIBOR plus 2.5% on a 30, 60, or 90 day basis, (d) increase the line of credit facility to $18.0 million from $15.0 million and increase the basis upon which that line is determined. The term loan will continue to amortize at the rate of $.2 million per quarter. In addition, certain financial covenants and distribution restrictions were also modified. All obligations due the seller or related parties and amounts advanced by Richton to Century are subordinated to the Agreement. Certain covenants, some of which are financial in nature, must be maintained. In addition, the Agreement imposes certain restrictions on the distributions of funds from Century to Richton.


8.  Long-Term Debt:

      The Company has the following long-term debt as of December 31, 1996:

                                                        1996            1995
                                                     ----------      ----------

Term note payable to a bank, secured by accounts
receivable, inventory, fixtures and equipment,
interest at prime (8.25% as of December 31, 1996),
payable in quarterly installments of $200,000,
final payment due April 27, 1998. .................. $5,200,000      $4,400,000

Installments payable to former owner of Century,
unsecured and subordinated to the bank debt,
payable in quarterly installments of $50,000,
final payment due September 30, 2001 ...............    668,000         868,000

Note payable to related party, unsecured and
subordinated to bank debt, interest at 9%, payable
in semi-annual installments of $118,125 commencing
April 1996, final payment due October 31, 2000 -
net of discount (A) ................................    887,000       1,095,000

Note payable to former owner of Century, unsecured
and subordinated to the bank debt, interest at 8% ..                    100,000

Notes payable to former owner of Century and
unrelated third-party, unsecured and subordinated
to the bank debt, interest at 9%, payable in
monthly installments of approximately $10,800, due
October 1997 .......................................    106,000         234,000

Note payable to related party, unsecured and
subordinated to the term note payable to bank,
interest at 10%, payable in 10 installments of
$100,000 on October 15th and May 15th, final
payment April 2000 (B) .............................    900,000       1,000,000

Note payable to seller's of CBE Technologies,Inc
unsecured and subordinated to the all bank debt,
interest at 9% payable in 10 installments of
$100,000 on October 15th and May 15th, final
payment due May 2000. ..............................    700,000       1,000,000

Other ..............................................    404,000         457,000
                                                     ----------      ----------
                                                      8,865,000       9,154,000

Less - Current Portion ...........................    1,879,000       2,004,000
                                                     ----------      ----------
                                                     $6,986,000      $7,150,000
                                                     ==========      ==========

     (A): The Company issued in 1993, 236,250 warrants to acquire 236,250 shares of the common stock of Richton at $1 3/8 per share in connection with this loan. The warrants were valued at $143,000.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     (B): The Company issued in 1995, 100,000 warrants to acquire 100,000 shares of Richton's common stock at $3.0 per share - the fair market value at the time of issuance

     The scheduled future maturities of long-term debt at December 31, 1996, are as follows:

          1997 ..................................    $1,879,000
          1998 ..................................     1,760,000
          1999 ..................................     4,565,000
          2000 ..................................       633,000
          2001 ..................................        28,000
                                                     ----------
                                                     $8,865,000
                                                     ==========

9.  Retirement Plans:

     The Company's Richton employees were covered by a noncontributory, defined benefit plan ( the "Retirement Plan") sponsored by Richton. Effective, January 1, 1995 the Plan was frozen and the accrual of benefits thereafter ceased. The Company subsequently decided, effective December 31, 1995 to terminate the Retirement Plan. In respect of this event, Richton during 1996 paid out its obligations to all of its former employees and participants in the Retirement Plan. At December 31, 1996 Richton's remaining obligations to three current employees is estimated at approximately $.55 million in excess of Plan assets, which has been accrued for in the accompanying financial statements. Because the amount actually payable is determined based upon interest rates and mortality assumptions applicable on the date of settlement the actual payment of this remaining liability may differ from this amount.

     Pension expense reflected in the consolidated statements of income for this Plan was $37,000 and $155,000 in 1995 and 1994, respectively.

     Century and CBE have Tax Deferred Savings Plans under Section 401 ( k) (the "Plans") of the Internal Revenue Code. The Plans allows employees to defer up to 15% of eligible compensation on a pre-tax basis through contributions to the Plans. In line with the provisions of the Plans, Century has elected to contribute, for every dollar the employee contributes, 50 % of the employee's amount, up to 4 % of eligible compensation. Century may also make discretionary contributions. The charge to income for employer contributions to the Century Plan was approximately $224,000, $184,000 and $152,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Century's discretionary contribution to the Plan were $170,000, $100,000 and $100,000 in each of the three years ended in December 31, 1996, respectively. CBE has elected to not contribute to its Plan.


10.  Stock Options:

     The Company has as part of its 1990 Long-Term Compensation Plan, a Stock Option Plan ("the Plan"). Richton accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS 123 the Company's net income and earnings per share would have been approximately the same.

                                               1996                1995
                                          -------------       -------------
     Net Income:
         As reported ..............       $   1,766,000       $   1,365,000
         Pro Forma ................           1,766,000           1,361,000
     EPS:
         As reported ..............       $         .54       $         .43
         Pro Forma ................                 .54                 .43

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The Company may grant options for up to 275,000 shares under the Plan. The Company has granted options on 275,000 shares through December 31, 1996. Under the Plan, the option exercise price equals the stock's market price on date of grant except for options granted to Mr. Sullivan. The exercise price for Mr. Sullivan's options are at 110% of the current market price at date of grant.

     A summary of the status of the Company stock option plan at December 31, 1996, 1995 and 1994 is presented in the table below:

                                               1996                   1995                    1994
                                      ---------------------   ---------------------   ---------------------
                                                   Wtd Avg                 Wtd Avg                 Wtd Avg
                                        Shares     ex price     Shares     ex price     Shares     ex price
                                      ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of Year ..     270,000   $    2.15     210,000   $    1.98     125,000   $    1.89
Granted ...........................       5,000        5.09      60,000        2.72      85,000        2.12
Exercised .........................        --          --          --          --          --          --
Forfeited .........................        --          --          --          --          --          --
Expired ...........................        --          --          --          --          --          --
                                      ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at End of Year ........     275,000   $    2.20     270,000   $    2.15     210,000   $    1.98
Exercisable at End of Year ........     270,000        2.15     260,000        2.10     210,000        1.98

     The Company has issued warrants to purchase 336,250 shares of Common Stock in connection with several debt agreements ( see Note 5). These warrants are currently exercisable and will expire in seven years from date of issue.

11.  Earnings per Common Share and Common Share Equivalent:

     Earnings per common share equivalent were calculated on the basis of 3,290,000, 3,161,000 and 2,975,000 weighted average common and common equivalent shares outstanding in the years ending December 31, 1996, 1995, and 1994, respectively.

12.  Stockholders' Equity:

     During 1995 and 1994, respectively, the Company issued 58,877 and 109,097 shares of the Common Stock to its Chairman in lieu of compensation and interest owed to him of $177,000 and $224,000 respectively. The number of shares issued was determined based on the quoted market price of the shares at the time of issuances.

13.  Long-term Leases and other Commitments:

     The Company leases its corporate offices, distribution facilities and data processing equipment under agreements which expire at varying dates through 2007. Minimum annual rental commitments at December 31, 1996, are as follows:

            1997 .....................................    $1,213,000
            1998 .....................................     1,074,000
            1999 .....................................       881,000
            2000 .....................................       665,000
            2001 .....................................       190,000
            Thereafter ...............................       178,000
                                                          ----------
                                                          $4,201,000
                                                          ==========

     Rent expense under the Company's various operating leases was $1,478,000, $1,374,000 and $1,123,000 for the years ended December 31, 1996, 1995, and 1994 respectively.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

14.  Segment Data:

     The Company operates in two industry segments, wholesale distribution, and computer services. See Notes 1 and 3 for description of businesses and detail of the 1995 and 1996 acquisitions of business. There are no intersegment sales and all sales occur in North America. Income (loss) from operations by industry segment consists of net sales less related cost and expenses. In computing income (loss) from operations by segment, cost of borrowed funds for working capital have been included. Corporate includes the general and corporate expenses and interest, incurred to acquire the two business. Corporate operating expenses, directly traceable to industry segments, if any, have been allocated to those segments. Amortization of goodwill and related impairment charges are considered segment related and accordingly charged to the related industry segment. Identifiable assets by industry segment are those assets that are used in the Company's operation in each industry segment and do not include general corporate assets. General corporate assets consist primarily of cash, deferred taxes, corporate property.

                                                           Corporate
                                  Wholesale    Computer    Charges/
                                Distribution   Services    Interest       Total
                                ------------   --------    --------      -------
                                                  (in millions)
                                ------------------------------------------------
     Sales ...................     $  73.8     $  14.0                   $  87.8
                                   =======     =======      =======      =======
     Pre-Tax Income ..........         5.5        (2.0)     $   (.9)     $   2.6
                                   =======     =======      =======      =======
     Identifiable Assets .....     $  23.0     $   6.4      $   2.8      $  32.2
                                   =======     =======      =======      =======


15.  Shareholder Rights Plan:

     On January 26, 1988, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock, to stockholders of record at the close of business on February 5, 1988 Except as set forth below, each Right entitles the registered holder to purchase from the Company one one-hundredth of a shares of Series A Preferred Stock, par value $1.00 per share, at a price of $14.00 (the "Purchase Price"), subject to adjustment. The Purchase Price shall be paid in cash. The Description and terms of the Rights are set forth in the Rights Agreement (the "Right Agreement") between the Company and First City Transfer Company as Rights Agent. Initially, no separate Rights Certificate will be distributed. Until the earlier to occur of (i) 20 business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 30% or more of the outstanding Common Stock or (ii) 20 business days following as defined the commencement of a tender offer or exchange offer if, upon consummation thereof, such person or group would be the beneficial owner of 30% or more of such outstanding Common Stock (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any Common Stock outstanding as of the Record Date, by the certificates representing such Common Stock. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and, thereafter, such separate Rights Certificates alone will evidence the Rights. As of December 31, 1996 no Rights have been issued.