Form 10-K/A
period 1996-12-31
RICHTON INTERNATIONAL CORP
filed 1997-03-13
CIK 83877

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

================================================================================

Working Capital

     Century's business is seasonal due principally to the fact that irrigation systems are normally installed during warm weather and a majority of Century's branches are located in the northern half of the United States. As a result Century's monthly and quarterly sales, operating results and working capital requirements fluctuate significantly. Century relies on short-term borrowing to finance its working capital needs. During the first quarter Century's working capital requirements are at minimum, with short-term borrowings, historically, approximately $6.0 million. Beginning in April needs expand. By July short-term borrowings have increased to approximately $14 million. During the remaining months receivables are liquidated, releasing substantial amounts of cash that may be used to reduce short-term borrowing. (See Note 7 of Notes to Consolidated Financial Statements for a description of the Company's credit line.)