Form 10-K/A
period 1996-12-31
RICHTON INTERNATIONAL CORP
filed 1997-04-07
CIK 83877

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

                               FINANCIAL POSITION
                          (In thousands, except ratios)

                                          December 31
                           ------------------------------------------     April
                              1996       1995       1994       1993       1993
                           ---------  ---------  ---------  ---------  ---------
Total Assets ............     32,374     26,114     15,801     15,849      3,096
Long-term Debt ..........      6,986      7,150      3,834      6,621       --

Working Capital .........      5,610      3,029      2,341      2,537      2,682

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

Richton International Corporation

     Quarterly analysis of sales, operating margin, net income and earnings per share

                                                                       Net                  Equivalent
                                                         Pre-Tax      Income    Earnings      Shares
                      Sales      Gross $     Profit %    Profit       (Loss)    Per Share   Outstanding
                      -----      -------     --------    -------      ------    ---------   ----------
1st Qtr.  1996     10,449,000   2,445,000      23.40   (1,373,000)   (872,000)    (0.27)     3,185,000
          1995      5,165,000   1,237,000      23.95   (1,256,000)   (794,000)    (0.28)     2,866,000
2nd Qtr.  1996     27,903,000   8,773,000      31.44    2,962,000   1,860,000      0.57      3,236,000
          1995     24,840,000   7,124,000      28.68    2,593,000   1,634,000      0.52      3,166,000

3rd Qtr.  1996     32,660,000   9,714,000      29.74    1,829,000   1,107,000      0.34      3,247,000
          1995     23,089,000   6,407,000      27.75    1,561,000     872,000      0.28      3,152,000

4th Qtr.  1996     16,738,000   3,852,000      23.01     (802,000)   (329,000)    (0.10)     3,290,000

          1995     13,565,000   3,790,000      27.94     (524,000)   (347,000)    (0.11)     3,161,000

                   ----------   ---------      -----     --------    --------      ----      ---------
Year      1996     87,750,000  24,784,000      28.24    2,616,000   1,766,000      0.54      3,290,000
          1995     66,659,000  18,558,000      27.84    2,374,000   1,365,000      0.43      3,161,000