Form 10-Q
period 1997-03-31
RICHTON INTERNATIONAL CORP
filed 1997-05-12
CIK 83877

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                            -------------------------

                                   FORM 10 - Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      ------------------------------------

For the Quarter Ended                                    Commission file number
    March 31, 1997                                               0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

           DELAWARE                                              05-0122205
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              identification No.)

                   340 Main Street, Madison, New Jersey       07940
               (Address of principal executive offices)     (Zip Code)

                  Registrant's telephone number (201) 966-0104

Securities registered pursuant to                      Name of Exchange on which
   Section 12 (b) of the Act:                                  Registered:

  Common Stock, par value $.10                          American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.
                                Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.10   2,949,447 shares at March 31, 1997

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------

                                                                            PAGE
PART I    FINANCIAL INFORMATION

          Item 1. -  Financial Statements:

                     Consolidated Statements of Operations
                     for the three months ended
                     March 31, 1997 and March 31, 1996                        3

                     Consolidated Balance Sheets at
                     March 31, 1997 and December 31, 1996                     4

                     Consolidated Statements of Cash Flow
                     for the three months ended March 31,1997
                     and March 31, 1996                                       5

                     Notes to Consolidated Financial
                     Statements                                               6

          Item 2. -  Management's Discussion and
                     Analysis of Results of Operation and
                     Financial Condition                                      9

PART II   OTHER INFORMATION
                                                                             10

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                  Three Months ended March 31
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
Net Sales                                        $ 14,081,000      $ 10,449,000

Cost of Sales                                      10,389,000         7,600,000
                                                 ------------      ------------
Gross Profit                                        3,692,000         2,849,000

Selling, general & administrative
   expenses                                         5,258,000         3,994,000

Interest (income)                                    (147,000)          (87,000)

Interest  expense                                     361,000           315,000
                                                 ------------      ------------

Loss before Taxes                                  (1,780,000)       (1,373,000)

Provision for income taxes                           (709,000)         (501,000)
                                                 ------------      ------------
Net Loss                                         $ (1,071,000)     $   (872,000)
                                                 ============      ============

Net Loss Per share:                              $      (0.33)     $      (0.27)
                                                 ============      ============

Average Common and Common Equivalent
  Shares outstanding                                3,279,000         3,185,000
                                                 ============      ============

The accompanying notes to consolidated financial statements are an integral part of these Consolidated Financial Statements

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                     March 31       December 31
                     Assets                            1997            1996
                                                   ------------    ------------

Current assets:
Cash and Cash Equivalents                          $    192,000         372,000

Notes and Accounts Receivable, net of
 allowance for doubtful accounts of $700,000         13,081,000      13,004,000
Inventories                                          15,913,000       9,550,000
Prepaid Expenses and Other Current Assets               448,000         467,000

Deferred Taxes                                          568,000         568,000
                                                   ------------    ------------
    Total Current Assets                             30,202,000      23,961,000

Property, Plant and Equipment,                        2,319,000       2,287,000
    Less: 'Allowance for Depreciation
          and Amortization                             (811,000)       (747,000)
                                                   ------------    ------------
                                                      1,508,000       1,540,000

Other Assets: Deferred taxes                          2,691,000       2,224,000
               Goodwill                               4,106,000       4,050,000
               Other                                    530,000         599,000
                                                   ------------    ------------
Total Assets                                       $ 39,037,000      32,374,000
                                                   ============    ============
        Liabilities & Stockholder's Equity

Current Liabilities:
Current Portion of Long Term Debt                  $  1,901,000       1,879,000
Notes Payable                                         9,420,000       7,947,000
Accounts Payable,Trade                               10,603,000       3,978,000
Accrued Liabilities                                   1,603,000       2,387,000
Deferred Income                                       2,667,000       2,160,000
                                                   ------------    ------------
    Total Current Liabilities                        26,194,000      18,351,000

Noncurrent Liabilities

    Long Term Senior Debt                             5,000,000       5,200,000

    Subordinated Debt                                 3,778,000       3,665,000
    Less: Current Portion of Long-term Debt          (1,901,000)     (1,879,000)
                                                   ------------    ------------
                                                      6,877,000       6,986,000

Stockholders' Equity
Preferred Shares,$1.00 par value; authorized
    500,000 shares; none issued
Common Shares,$.10 par value; authorized
    4,000,000 shares; issued 3,088,347
    shares  at March 31,                                309,000         309,000
    1997 and December 31, 1996
Additional Paid-in Capital                           17,661,000      17,661,000
Retained Earnings                                   (11,589,000)    (10,518,000)
Treasury Stock                                         (415,000)       (415,000)

                                                   ------------    ------------
    Total Shareholders' Equity                        5,966,000       7,037,000
                                                   ------------    ------------
Total Liabilities and Shareholders' Equity         $ 39,037,000      32,374,000
                                                   ============    ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Three Months ended March 31
                                                     ---------------------------
                                                         1997           1996
                                                     -----------    -----------
OPERATING ACTIVITIES
  Net Income                                         $(1,071,000)   $  (872,000)
   Reconciliation of net cash provided by
    (used by )operating activities:
     Depreciation and amortization of assets              64,000         63,000
     Amortization of Goodwill                            132,000        150,000

     Deferred Income                                     507,000          5,000
     Other working capital items, assets              (6,421,000)    (4,486,000)
     Other working capital items, liabilities          5,841,000      4,205,000
      Decrease (increase) in deferred taxes             (467,000)      (443,000)
      Decrease (increase) in other assets               (119,000)        61,000
      Deferred Income
                                                     -----------    -----------
  Net cash provided by (used by)
   operating activities                               (1,534,000)    (1,317,000)


INVESTING ACTIVITIES
  Capital expenditures                                   (32,000)       (24,000)

  Cash (paid) or received for businesses
   acquired,net                                             --         (438,000)
                                                     -----------    -----------
    Net cash  used by investing activities               (32,000)      (462,000)



FINANCING ACTIVITIES

  Increase (Decrease)  of Long-Term  Debt                      0       (184,000)
  Increase(Decrease) in Subordinated Debt                (94,000)      (240,000)

  Increase(decrease) in Line of Credit                 1,480,000      1,792,000

                                                     -----------    -----------
    Net cash used by financing activities              1,386,000      1,368,000

  Effect of exchange rate on cash balances

                                                     -----------    -----------
  Decrease in cash and cash equivalents                 (180,000)      (411,000)

  Cash and cash  equivalents, beginning of period        372,000        467,000
                                                     -----------    -----------
  Cash and cash equivalents, end of period           $   192,000    $    56,000
                                                     ===========    ===========


  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash payments during the period for interest    $   231,000    $   318,000

     Cash payments during the period for
      income taxes                                   $    50,000    $   147,000


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The consolidated financial statements and related notes included herein have been prepared by the Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10-Q. All adjustments, including those of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such requirements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results for any interim period should not be construed as representative for the year taken as a whole due, among other things, to the seasonality of the Company's business.

1.   Description of Business:

     Richton International Corporation ("Company") is a holding company with two principal subsidiaries, Century Supply Corp ("Century") and CBE Technologies Inc. ("CBE"). Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches are in 16 States and Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors and Century currently is a major distributor for three of the leading original equipment manufacturers (OEM) of the turf irrigation equipment in the United States.

     CBE Technologies, Inc. ("CBE") headquartered in Boston, Massachusetts with satellite offices in New York, Los Angeles and Portland, Maine is a Systems Integrator providing, network consulting, design, and installation; networking management and related support; technical service outsourcing; comprehensive hardware maintenance; and equipment sales. CBE's technical certification include; Novell Platinum reseller, Microsoft Channel partner, Banyan Enterprise/Network dealer, Novell authorized Training Center, as well as a Novell Authorized Service Center.

2.   Summary of Significant Accounting Policies:

     Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Richton and

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     As of August 31, 1993 the Richton acquired 100% of the issued and outstanding shares of Century Supply Corp. On March 30, 1995 the Richton acquired CBE (See Note 3).

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

     Inventories - The Company values inventory at the lower of cost or market using the first-in first-out ("FIFO") method of accounting.

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

     Goodwill - Goodwill is amortized on a straight-line basis over periods of 5
     - 15 years as follows:

                                            @ 12/31/96            Amortization
     Business Line                            Amount                 Period
     -------------                          ----------            ------------

     Typewriter Maintenance                 $  390,000               5 years
     Computer Maintenance                    3,300,000              15 years
     Irrigation                                360,000               5 years
                                            ----------
                                            $4,050,000
                                            ==========

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Long-Lived Assets - During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result, the Company, continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lives assets, including goodwill, may not be recoverable. The acquisition of CBE (See Note 3) resulted in goodwill of approximately $6.0 million which was based on CBE's two major lines of business - computer maintenance and network installation services and typewriter services. Subsequent to the acquisition of CBE, the typewriter contract maintenance business experienced a decline in revenues and it was determined that expected future cash flows (undiscounted and without interest charges) would be less than the carrying amount of the goodwill allocated to the typewriter maintenance business. Based on discounted estimated future cash flows, the Company recorded a write-down of Goodwill in the amount of $1.0 million in 1995 and based on further deterioration of that business, an additional charge of $.8 million in the third calendar quarter of 1996, which was included in selling, general and administrative expenses in the consolidated statement of operations for the respective periods involved.

     Deferred Income - Deferred income represents income received from customers related to service contracts that extended for specified period of time, less than one year. Income is recognized proportionally over the life of the contract.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,"Accounting for Income Taxes" (SFAS No. 109). This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Accounting for Stock Based Compensation - The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock in the accompanying Statement of Income. As supplemental information, the Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during 1995 and 1996 in Note 10, in accordance with the requirement of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (AFAS 123).

3.   Acquisitions:

     In August 1993, the Company acquired all of the outstanding shares of Century for $6.2 million in cash, 150,000 shares of Richton's common stock and $1.7 million payable to the former owner over a period of six years, a portion of which is subject to a right of off-set, as defined. The transaction has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as a Deferred Tax Benefit - reflecting the likely ability to utilize Richton's net operating loss carry forward, which benefit will be amortized as earnings are realized. (See
     Note 5) The operating results of Century are included in the Company's consolidated results of operations from the effective date of acquisition, August 31, 1993.

     On March 29, 1995 the Company, through its wholly owned subsidiary, Century, acquired all the operating assets and business of CBE Technologies, Inc. for $5.0 million plus assumption of certain liabilities. The $5 million was financed by bank borrowings of $3.0 million, a $1.0 million unsecured promissory note to the former owners and a $1 million unsecured note to the Chairman of Richton. The note to the Chairman was subject to a fairness opinion of an independent advisor chosen by Richton's Board of Directors.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   Income Taxes:

     At December 31, 1996, the Company has deferred tax assets of approximately $2.8 million.

     At December 31, 1996, the Company has available approximately $4.1 of net operating loss carry forwards, expiring in varying amounts between 2004 and 2007, which may be used to reduce future income tax payable.

     Under SFAS #109, a valuation reserve is not required if it is determined that it is more likely than not that the related benefit of deferred tax assets will be realized. Based on prior utilization and estimates of future taxable income, the Company expects that the remaining net operating loss carry forward will be utilized. As a result, no valuation allowance has been provided. For the years ended December 31, 1996 and 1995, and 1994 $4,014,000, $3,158,000 and $3,392,000, of net operating loss carry forwards have been utilized to offset taxable income.

5.   Statement of Cash Flows:

     The components of other working capital items included in the Consolidated Statement of Cash Flows are as follows:

                                              For Three Months Ended
                                                      March 31
                                 -----------------------------------------------
                                    1997                     1996
                                                (in thousands)
     Receivables                 $(   77)                  $(  908)
     Inventories                  (6,363)                   (3,662)
     Prepaid Expenses                 19                        84
                                 -------------             -------
     Increase in Working
       Capital Assets                         $(6,421)                  $(4,486)
                                              ========                  ========

     Accounts Payable              6,625                     4,763
     Accrued Expenses             (  784)                   (  558)
     Increase Working
       Capital Liabilities                    $ 5,841                   $ 4,205
                                              =======                   =======

6.   Earnings (Losses) per Common Share and Common Share Equivalent:

     Earnings per common share equivalent were calculated on the basis of 3,279,000, 3,185,000 weighted average common shares including 330,000 and 236,000 of equivalent shares, respectively, for the three month periods ended March 31, 1997 and March 31, 1996 respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                                PLAN OF OPERATION

--------------------------------------------------------------------------------

     Results of Operations

     Richton International Corporation ("RHT") reported sales and net loss for the three months ended March 31, 1997 of $14.1 million and $1.1 million or ($.33 per share,) respectively. For the three months ended March 31, 1996 sales and net loss were $10.4 million and $.87 million, or ($.27 per share,) respectively.

     The higher sales and losses in 1997 are due largely to the increased number of Century branches, including eight recently opened in conjunction with Shemin Nursery.

     Gross profit as a percentage of sales decreased slightly this quarter to 26.2% from 27.3% incurred during the same quarter last year. The lower margins in 1997 are due principally to a less favorable mix of products sold.

     Operating expenses for the three months ended March 31, 1997 were $5.3 million, and increase of approximately $1.3 million over the same period a year earlier. This increase is due principally to the increased number of branches at Century and to start-up cost being incurred by CBE in its Los Angeles operation.

     Liquidity and Capital Resources

     Working Capital at March 31, 1997 was $4.0 million, a decrease of $1.6 million from December 1996. This decline in working capital is due in part to increased deferred income of $.5 million, and the net loss of $1.1 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

--------------------------------------------------------------------------------

     Though the Company continued to generate sufficient cash to liquidate its term debt as it become due and/or to pay for acquisitions of new branches for both Century and CBE there is no assurance, given the high degree of leverage and the seasonality of its principal business, that it can continue to do so in the future.



                                   SIGNATURES
                          ----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        RICHTON INTERNATIONAL CORPORATION
                                  (Registrant)


                            /s/ Cornelius F. Griffin
                          ----------------------------
                          Cornelius F. Griffin
                          Vice President and
                          Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)

Date:  May 7, 1997
       Madison, New Jersey