Form 10-Q
period 1997-06-30
RICHTON INTERNATIONAL CORP
filed 1997-08-13
CIK 83877

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                           --------------------------
                                   FORM 10 - Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      -------------------------------------

         For the Quarter Ended                 Commission file number
             June 30, 1997                              0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

           DELAWARE                                    05-0122205
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization                     identification No.)

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

Common Stock, par value $.10   2,947,892 shares at June 30, 1997

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------
                                                                            PAGE

PART I   FINANCIAL INFORMATION

         Item 1.- Financial Statements:

                  Consolidated Statements of Operations
                  for the three and six months ended
                  June 30, 1997 and June 30, 1996                             3

                  Consolidated Balance Sheets at
                  June 30, 1997 and December 31, 1996                         4

                  Consolidated Statements of Cash Flow
                  for the six months ended June 30,1997
                  and June 30, 1996                                           5

                  Notes to Consolidated Financial
                  Statements                                                  6

         Item 2.- Management's Discussion and
                  Analysis of Results of Operation and
                  Financial Condition                                         9

PART II  OTHER INFORMATION

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                           Three  Months ended              Six months ended
                                                  June 30                        June 30
                                       ----------------------------    ----------------------------
                                           1997            1996            1997            1996
                                       ------------    ------------    ------------    ------------
Net Sales                              $ 35,932,000    $ 27,903,000    $ 50,013,000    $ 38,352,000

Cost of Sales                            25,488,000      19,534,000      35,877,000      27,134,000
                                       ------------    ------------    ------------    ------------
Gross Profit                             10,444,000       8,369,000      14,136,000      11,218,000

Selling, general & administrative
   expenses                               6,635,000       5,097,000      11,893,000       9,091,000

Interest income                            (105,000)        (97,000)       (252,000)       (184,000)

Interest  expense                           506,000         407,000         867,000         722,000
                                       ------------    ------------    ------------    ------------
Income  before Taxes                      3,408,000       2,962,000       1,628,000       1,589,000

Provision for income taxes                1,338,000       1,102,000         629,000         601,000
                                       ------------    ------------    ------------    ------------
Net Income                             $  2,070,000    $  1,860,000    $    999,000    $    988,000
                                       ============    ============    ============    ============

Net Income Per share:                  $       0.63    $       0.57    $       0.31    $       0.31
                                       ============    ============    ============    ============

Average Common and Common Equivalent
  Shares outstanding                      3,267,000       3,249,000       3,267,000       3,236,000
                                       ============    ============    ============    ============

The accompanying notes to consolidated financial statements are an integral part of these Consolidated Financial Statements

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                              June 30       December 31
                               Assets                          1997            1996
                                                           ------------    ------------
Current assets:
Cash and Cash Equivalents                                  $     29,000    $    372,000

Notes and Accounts Receivable, net of allowance
 for doubtful accounts of $700,000                           24,403,000      13,004,000
Inventories                                                  16,623,000       9,550,000
Prepaid Expenses and Other Current Assets                       706,000         467,000

Deferred Taxes                                                  568,000         568,000
                                                           ------------    ------------
   Total Current Assets                                      42,329,000      23,961,000

Property, Plant and Equipment,                                2,355,000       2,287,000
   Less: Allowance for Depreciation and Amortization           (873,000)       (747,000)
                                                           ------------    ------------
                                                              1,482,000       1,540,000

Other Assets: Deferred taxes                                  2,169,000       2,224,000
                 Goodwill                                     3,795,000       4,050,000
                 Other                                          402,000         599,000
                                                           ------------    ------------
Total Assets                                               $ 50,177,000    $ 32,374,000
                                                           ============    ============
                       Liabilities & Stockholder's Equity
Current Liabilities:
Current Portion of Long Term Debt                          $  1,760,000    $  1,879,000
Notes Payable                                                18,354,000       7,947,000
Accounts Payable,Trade                                       11,844,000       3,978,000
Accrued Liabilities                                           1,984,000       2,387,000
Deferred Income                                               2,348,000       2,160,000
                                                           ------------    ------------
   Total Current Liabilities                                 36,290,000      18,351,000

Noncurrent Liabilities

   Long Term Senior Debt                                      5,000,000       5,200,000

   Subordinated Debt                                          2,618,000       3,665,000
   Less: Current Portion of Long-term Debt                   (1,760,000)     (1,879,000)
                                                           ------------    ------------
                                                              5,858,000       6,986,000
Stockholders' Equity
Preferred Shares,$1.00 par value; authorized
   500,000 shares; none issued
Common Shares,$.10 par value; authorized
   6,000,000 shares; issued 3,087,000 shares at June 30,        309,000         309,000
   1997 and 3,088,000 at December 31, 1996
Additional Paid-in Capital                                   17,654,000      17,661,000
Retained Earnings                                            (9,519,000)    (10,518,000)
Treasury Stock                                                 (415,000)       (415,000)
                                                           ------------    ------------
      Total Shareholders' Equity                              8,029,000       7,037,000

Total Liabilities and Shareholders' Equity                 $ 50,177,000    $ 32,374,000
                                                           ============    ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six Months ended June 30
                                                                    1997            1996
                                                                ------------    ------------
OPERATING ACTIVITIES
  Net  Income                                                   $    999,000    $    988,000
     Reconciliation of net cash provided by (used by )
       operating activities:
           Depreciation and amortization of assets                   126,000         143,000
            Amortization of Goodwill                                 255,000         300,000

           Deferred Income                                           188,000          77,000
           Other working capital items, assets                   (18,711,000)    (14,116,397)
           Other working capital items, liabilities                7,463,000       4,532,528
           Decrease  in deferred taxes                                55,000         513,000
           Decrease  in other assets                                 197,000          24,000
                                                                ------------    ------------
        Net cash provided by (used by) operating activities       (9,428,000)     (7,538,869)


INVESTING ACTIVITIES
  Capital expenditures                                               (68,000)        (50,850)
  Repurchase of Common Stock-(oddlot buy back)                        (7,000)
  Cash (paid) or received for businesses acquired,net                   --          (438,000)
                                                                ------------    ------------
        Net cash  used by investing activities                       (75,000)       (488,850)



FINANCING ACTIVITIES
  Increase (Decrease)  of Long-Term  Debt                           (200,000)      1,166,000
  Decrease in Subordinated Debt                                     (947,000)       (448,281)
  Reduction in Installment obligation                               (100,000)       (100,000)
                                                                        --
  Increase(decrease) in Line of Credit                            10,407,000       6,964,000
                                                                ------------    ------------
        Net cash used by financing activities                      9,160,000       7,581,719

  Effect of exchange rate on cash balances
                                                                ------------    ------------
  Decrease in cash and cash equivalents                             (343,000)       (446,000)

  Cash and cash  equivalents, beginning of period                    372,000         467,000
                                                                ------------    ------------
  Cash and cash equivalents, end of period                      $     29,000    $     21,000
                                                                ============    ============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

           Cash payments during the period for interest         $    600,000    $    753,000
                                                                ============    ============
           Cash payments during the period for income taxes     $    177,000    $    166,000
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

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The consolidated financial statements and related notes included herein have been prepared by Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10-Q. All adjustments, including those of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such requirements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results for any interim period should not be construed as representative for the year taken as a whole due, among other things, to the seasonality of the Company's business.

1.   Description of Business:

     Richton International Corporation ("Company") is a holding company with two principal subsidiaries, Century Supply Corp ("Century") and CBE Technologies Inc. ("CBE"). Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches are in 16 states and Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors and Century currently is a major distributor for three of the leading original equipment manufacturers (OEM) of turf irrigation equipment in the United States.

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

2.   Summary of Significant Accounting Policies:

     Principles of consolidation - The accompanying consolidated financial statements include the accounts of Richton and

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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
                                                ----------
                                                $4,050,000
                                                ==========

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

     Long-Lived Assets - During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result, the Company, continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lives assets, including goodwill, may not be recoverable. The acquisition of CBE (See Note 3) resulted in goodwill of approximately $6.0 million which was based on CBE's two major lines of business - computer maintenance and network installation services and typewriter services. Subsequent to the acquisition of CBE, the typewriter contract maintenance business experienced a decline in revenues and it was determined that expected future cash flows (undiscounted and without interest charges) would be less than the carrying amount of the goodwill allocated to the typewriter maintenance business. Based on discounted estimated future cash flows, the Company, recorded a write-down of Goodwill in the amount of $1.0 million in 1995 and based on further deterioration of that business, an additional charge of $.8 million in the third calendar quarter of 1996, which was included in selling, general and administrative expenses in the consolidated statement of operations for the respective periods involved.

     Deferred Income - Deferred income represents income received from customers related to service contracts that extended for specified period of time, less than one year. Income is recognize roportionally over the life of the contract.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,"Accounting for Income Taxes" (SFAS No. 109). This statementrequires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Accounting for Stock Based Compensation - The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock in the accompanying Statement of Income. As supplemental information, the Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during 1995 and 1996 in Note 10, of the Notes to Consolidated Financial Statements for the year ended December 31, 1996 included in the 1996 Form 10K, in accordance with the requirement of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (AFAS 123).

3.   Acquisitions:

     In August 1993, the Company acquired all of the outstanding shares of Century for $6.2 million in cash, 150,000 shares of Richton's common stock and $1.7 million payable to the former oportion ofa period of six years, a which is subject to a right of off-set, as defined. The transaction has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as a Deferred Tax Benefit - reflecting the likely ability to utilize Richton's net operating loss carry forward, which benefit will be amortizeearnings are realized. (See Note 4) The operating results of Century are included in the Company's consolidated results of operations from the effective date of acquisition, August 31, 1993.

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

5.   Statement of Cash Flows:

     The components of other working capital items included in the Consolidated Statement of Cash Flows are as follows:

                                            For Six Months Ended
                                                  June 30
                                -------------------------------------------
                                   1997                   1996
                                              (in thousands)
                                -------------------------------------------
     Receivables                $(11,399)               $( 7,908)
     Inventories                  (7,073)                ( 6,060)
     Prepaid Expenses               (239)                (   149)
                                -------------------------------------------
     Increase in Working
       Capital Assets                       $(18,711)              $(14,117)
                                            ========               ========

     Accounts                      7,866                   4,625
     Accrued Expenses            (   403)               (     93)
                                -------------------------------------------
     Increase Working
       Capital Liabilities                  $  7,463               $  4,532
                                            ========               ========

6.   Earnings (Losses) per Common Share and Common Share Equivalent:

     Earnings per common share equivalent were calculated on the basis of 3,267,000, weighted average common shares including 319,000 of equivalent shares, for the three and six month periods ended June 30, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

     Results of Operations

     Richton International Corporation ("RHT") reported sales and net income for the three months ended June 30, 1997 of $35.9 million and $2.07 million or $.63 per share, respectively. For the three months ended June 30, 1996 sales and net income were $27.9 million and $1.86 million or $.57 per share, respectively.

     Sales and net income for the six months ended June 30, 1997 were $50.0 million and $1.0 million, or $.31 per share, respectively. For the six months ended June 30, 1996 sales and net income were $38.4 million and $.99 million or $.31 per share respectively. The sales increases in both periods were due principally to the increase in number of branch operations in both businesses.

     Gross profit as a percentage of sales decreased slightly this quarter to 29.1% from 30.0% incurred during the same quarter last year. The lower margins in 1997 are due principally to a less favorable mix of products sold.

     Operating expenses for the three and six months ended June 30, 1997 were $6.6 million and $11.9 million respectively. This is an increase of approximately $1.5 million and $2.8 million respectively over the same three and six month periods a year earlier. For the six months these expenses represent 24% of sales or approximately the same as last year. This increase is due principally to the costs of opening twelve new locations at Century which for the most part have not yet achieved profitability. CBE's new offices in Los Angeles and New York - opened during the last half of 1996 - also contributed to higher cost in 1997.

     Liquidity and Capital Resources

     Working Capital at June 30th 1997 was $6.0 million, a increase of $.4 million from December 31, 1996. The increase is due to the Net Income for the six months period of $1.0 million partially offset by the reduction in long-term subordinated debt. During the most recent quarter the Company, with the concurrance of the Bank, recognized that $.5 million of the subordinated debt owed to the Company's Chairman was no longer required by the bank. Thus it was repaid in advance of it's due date. This lowered the Company's overall interest rate paid on borrowed funds.

                                                                  continues

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

     Results of Operations - (continued)

     As has been previously noted, the Company's working Capital assets historically increased during the summer months. Correspondingly, the short term borrowings also increased. During the remaining months of this year receivables historically are liquidated, releasing substantial amounts of cash that may be used to reduce short-term borrowings.

     Though the Company has continued to generate sufficient cash to liquidate its term and subordinated debt as it becomes due, and make acquisitions necessary for it's growth, there is no assurance, given the high degree of leverage, the seasonality of its principal business, and the decreasing availability of the deferred tax benefit that it can continue to do so in the future.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------


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


Date: August 11, 1997
      Madison, New Jersey