Form 10-Q
period 1997-09-30
RICHTON INTERNATIONAL CORP
filed 1997-11-13
CIK 83877

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                           --------------------------
                                   FORM 10 - Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      -------------------------------------

     For the Quarter Ended                           Commission file number
      September 30, 1997                                     0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

           DELAWARE                                         05-0122205
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

Common Stock, par value $.10  2,947,892 shares at September 30,1997

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION

         Item 1. - Financial Statements:

                   Consolidated  Statements of  Operations  for
                   the three and nine  months  ended  September
                   30, 1997 and September 30,
                   1996                                                       3

                   Consolidated Balance Sheets at
                   September 30, 1997 and December 31,
                   1996                                                       4

                   Consolidated Statements of Cash Flow
                   for the nine months ended September 30,
                   1997 and September 30, 1996                                5


                   Notes to Consolidated Financial
                   Statements                                                 6


         Item 2. - Management's Discussion and
                   Analysis of Results of Operation and
                   Financial Condition                                        9


PART II  OTHER INFORMATION                                                   10

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                            Three  Months ended              Nine months ended
                                                                September 30                    September 30
                                                        ----------------------------    ----------------------------
                                                            1997            1996            1997            1996
                                                        ------------    ------------    ------------    ------------
Net Sales                                               $ 35,145,000    $ 32,660,000    $ 85,158,000    $ 71,014,000

Cost of Sales                                             25,002,000      22,946,000      60,879,000      50,082,000
                                                        ------------    ------------    ------------    ------------
Gross Profit                                              10,143,000       9,714,000      24,279,000      20,932,000

Selling, general & administrative
   expenses                                                7,347,000       7,326,000      19,240,000      16,417,000

Interest (income)                                           (157,000)       (108,000)       (409,000)       (292,000)

Interest  expense                                            567,000         667,000       1,434,000       1,389,000
                                                        ------------    ------------    ------------    ------------

Income  before Taxes                                       2,386,000       1,829,000       4,014,000       3,418,000

Provision for income taxes                                 1,016,000         722,000       1,645,000       1,323,000
                                                        ------------    ------------    ------------    ------------
Net Income                                              $  1,370,000       1,107,000       2,369,000       2,095,000
                                                        ============    ============    ============    ============

Net Income Per share:                                   $       0.41    $       0.34    $       0.71    $       0.65
                                                        ============    ============    ============    ============
Average Common and Common Equivalent
  Shares outstanding                                       3,321,000       3,247,000       3,319,000       3,247,000

The accompanying notes to consolidated financial statements are an integral part of these Consolidated Financial Statements

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                               September 30     December 31
                         Assets                                    1997            1996
                                                               ------------    ------------
Current assets:
Cash and Cash Equivalents                                      $  2,558,000    $ $  372,000

Notes and Accounts Receivable, net of allowance for
 doubtful accounts of $700,000                                   25,373,000      13,004,000
Inventories                                                      14,967,000       9,550,000
Prepaid Expenses and Other Current Assets                           695,000         467,000

Deferred Taxes                                                      568,000         568,000
                                                               ------------    ------------
  Total Current Assets                                           44,161,000      23,961,000

Property, Plant and Equipment,                                    2,342,000       2,287,000
  Less:  Allowance for Depreciation and Amortization               (917,000)       (747,000)
                                                               ------------    ------------
                                                                  1,425,000       1,540,000

Other Assets: Deferred taxes                                      1,116,000       2,224,000
                Goodwill                                          3,009,000       4,050,000
                Other                                               359,000         599,000
                                                               ------------    ------------
Total Assets                                                   $ 50,070,000    $'32,374,000
                                                               ============    ============
           Liabilities & Stockholder's Equity

Current Liabilities:
Current Portion of Long Term Debt                              $  1,760,000    $  1,879,000
Notes Payable                                                    19,484,000       7,947,000
Accounts Payable,Trade                                            8,162,000       3,978,000
Accrued Liabilities                                               2,738,000       2,387,000
Deferred Income                                                   2,850,000       2,160,000
                                                               ------------    ------------
  Total Current Liabilities                                      34,994,000      18,351,000

Noncurrent Liabilities

  Long Term Senior Debt                                           5,000,000       5,200,000

  Subordinated Debt                                               2,436,000       3,665,000
  Less: Current Portion of Long-term Debt                        (1,760,000)     (1,879,000)
                                                               ------------    ------------
                                                                  5,676,000       6,986,000

Stockholders' Equity
Preferred Shares,$1.00 par value; authorized
  500,000 shares; none issued
Common Shares,$.10 par value; authorized
  6,000,000 shares; issued 3,087,000 shares  at
  September 30 1997 and December 31, 1996                           309,000         309,000

Additional Paid-in Capital                                       17,655,000      17,661,000
Retained Earnings                                                (8,149,000)    (10,518,000)
Treasury Stock                                                     (415,000)       (415,000)

                                                               ------------    ------------
  Total Shareholders' Equity                                      9,400,000       7,037,000

Total Liabilities and Shareholders' Equity                     $ 50,070,000    $ 32,374,000
                                                               ============    ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine Months ended September 30
                                                                             1997            1996
                                                                         ------------    ------------
       OPERATING ACTIVITIES
          Net  Income                                                    $  2,369,000    $  2,095,000
              Reconciliation of net cash used by operating activities:
                   Depreciation and amortization of assets                    170,000         228,000
                   Amortization of Goodwill                                 1,180,000       1,229,000

                   Deferred Income                                            690,000          58,020
                   Other working capital items, assets                    (18,014,000)    (13,162,736)
                   Other working capital items, liabilities                 4,535,000       1,868,192
                   Decrease  in deferred taxes                              1,108,000       1,782,000
                   Decrease  in other assets                                  101,000          33,378
                                                                         ------------    ------------
          Net cash used by operating activities                            (7,861,000)     (5,869,146)

       INVESTING ACTIVITIES
          Capital expenditures                                                (55,000)       (101,657)
          Acquisition of 1,555  odd-lot shares                                 (6,000)           --
          Cash paid for businesses acquired,net                                  --          (594,763)
                                                                         ------------    ------------
          Net cash  used by investing activities                              (61,000)       (696,420)

       FINANCING ACTIVITIES
          Increase (Decrease)  of Long-Term  Debt                            (200,000)      1,016,000
          Decrease in Subordinated Debt                                    (1,079,000)     (1,197,574)
          Reduction in Installment obligation                                (150,000)       (150,000)

          Increase in Line of Credit                                       11,537,000       6,719,140
                                                                         ------------    ------------
          Net cash provided by financing activities                        10,108,000       6,387,566

                                                                         ------------    ------------
          Decrease in cash and cash equivalents                             2,186,000        (178,000)

          Cash and cash  equivalents, beginning of period                     372,000         467,000
                                                                         ------------    ------------
          Cash and cash equivalents, end of period                       $  2,558,000    $    289,000
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash payments during the period for interest                         $  1,041,000    $   1,023,000

    Cash payments during the period for income taxes                     $    215,000    $     261,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The consolidated financial statements and related notes included herein have been prepared by Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10- Q. All adjustments, including those of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such requirements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results for any interim period should not be construed as representative for the year taken as a whole due, among other things, to the seasonality of the Company's business.

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

     Property and Equipment - Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using both the straight line and accelerated methods, normally 5 years. For leasehold improvements, the period covered is the respective lease period - 2 to 10 years.

     Goodwill - Goodwill is amortized on a straight-line basis over periods of 5
     - 15 years as follows:

                                                  12/31/96       Amortization
     Business Line                                 Amount           Period
     -------------                                --------       ------------

     Typewriter Maintenance                      $  390,000         5 years
     Computer Maintenance                         3,300,000        15 years
     Irrigation                                     360,000         5 years
                                                 ----------
                                                 $4,050,000
                                                 ----------

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Long-Lived Assets - During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result, the Company, continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lives assets, including goodwill, may not be recoverable. The acquisition of CBE (See Note 3) resulted in goodwill of approximately $6.0 million which was based on CBE's two major lines of business - computer maintenance and network installation services and typewriter services. Subsequent to the acquisition of CBE, the typewriter contract maintenance business experienced a decline in revenues and it was determined that expected future cash flows (undiscounted and without interest charges) would be less than the carrying amount of the goodwill allocated to the typewriter maintenance business. Based on discounted estimated future cash flows, the Company, recorded a write-down of Goodwill in the amount of $1.0 million in 1995 and based on further decrease in that business, an additional charge of $.8 million in the third calendar quarter of 1996, and during the current quarter wrote off the remaining goodwill amount attributed to the typewriter business. These write offs were included in selling, general and administrative expenses in the consolidated statement of operations for the respective periods involved.

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

5.   Statement of Cash Flows:

     The components of other working capital items included in the Consolidated Statement of Cash Flows are as follows:

                                               For Nine Months Ended
                                                    September 30
                                      -----------------------------------------
                                        1997                  1996
                                                  (in thousands)
                                      -----------------------------------------

         Receivables                  $(12,369)             $( 9,971)
         Inventories                   ( 5,417)              ( 3,003)
         Prepaid Expenses              (   228)              (   189)
                                      -------------------   -------------------
         Increase in Working
           Capital Assets                       $ (18,014)            $ (13,163)
                                                =========             =========

         Accounts Payable                4,184                 2,457
         Accrued Expenses                  351               (   589)
         Increase Working
           Capital Liabilities                  $   4,535             $   1,868
                                                =========             =========

6.   Earnings (Losses) per Common Share and Common Share Equivalent:

     Earnings per common share equivalent were calculated on the basis of 3,321,000, weighted average common shares including 373,000 of equivalent shares, for the three and nine month periods ended September 30, 1997. Earnings per common share

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     equivalent for the three and nine months ended September 30, 1996 were calculated on the basis of 3,247,000, weighted average common shares including 298,000 of equivalent shares.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

     Results of Operations

     Richton International Corporation ("RHT") reported sales and net income for the three months ended September 30, 1997 of $35.1 million and $1.37 million or $.41 per share, respectively. For the three months ended September 30, 1996 sales and net income were $32.7 million and $1.11 million or $.34 per share, respectively.

     Sales and net income for the nine months ended September 30, 1997 were $85.2 million and $2.37 million, or $.71 per share, respectively. For the nine months ended September 30, 1996 sales and net income were $71 million and $2.1 million or $.65 per share respectively.

     The higher sales and profits for both the quarters and nine months are principally due to the expanded number of branches and generally favorable weather conditions at Century and to increased market penetration at CBE. It is again stated that a large share of Richton's business is seasonal and one quarters results cannot be used as a measure for other quarters. The economic and new construction environment in the markets served by the Company have been favorable. There is no assurance that these favorable conditions will continue nor have as positive an impact on the Company's business as it has had to date.

     Gross profit as a percentage of sales decreased during this current nine month period to 28.5% from 29.5% incurred during the same nine month period last year. The lower margins in 1997 is due principally to an unfavorable mix of products sold.

     Operating expenses for the three and nine months ended September 30, 1997 were $7.35 million and $19.24 million, respectively. While the increase for the nine months was $2.8 million over the same period last year the current quarter expenses were only marginally higher - $20,000 - than the same three month period last year. The increase is due principally to the costs of opening twelve new locations at Century which for the most part have not achieved profitability.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

     Results of Operations - (continued)

     CBE's new offices in Los Angeles and New York - opened during the last half of 1996 - also contributed to higher cost in 1997. The typewriter business continues to decline. As a result, the Company wrote-off the remaining balance of the goodwill related to this business during this current quarter. During this most recent quarter Richton terminated its defined benefit retirement plan and completed the accrued pay out as detailed more fully in the Annual Report on Form 10-K for the year ended December 31, 1996.

     Net interest cost for the nine months ended September 30, 1997 were $1.0 million or approximately $.1 million lower than the same nine months last year. The lower interest cost is principally due to lower level of borrowing, and to slightly lower interest rates.

Liquidity and Capital Resources

     Working Capital at September 30, 1997 was $9.2 million, a increase of $3.6 million from December 31, 1996. The increase is due in part to the $2.4 million of net income for the nine months period and to the decrease in goodwill and deferred taxes of nearly $2.6 million, partially offset by a reduction in long-term debt of approximately $1.4 million. During the second quarter the Company, with the concurrence of the Bank, recognized that $.5 million of the subordinated debt owed to the Company's Chairman was no longer required by the bank. Thus, it was repaid in advance of it's due date. This lowered the Company's overall interest rate paid on borrowed funds.

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

                                   SIGNATURES
                                   ----------

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


Date: November 6, 1997
      Madison, New Jersey