Form 10-K
period 1997-12-31
RICHTON INTERNATIONAL CORP
filed 1998-03-19
CIK 83877

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

For the year ended December 31, 1997                 Commission File No. 0-12361

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

Issuer's telephone number ..................................... (973) 966-0104

    Securities registered under            Name of Exchange on which Registered:
 Section 12(b) of the Exchange Act:

    Common Stock, par value $.10                   American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

            Series A Preferred Stock, par value $1.00. Purchase Right

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 dates. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

         Aggregate market value at March 1, 1998 amounted to $10,600,000

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

        Common Stock, par value $.10, 2,947,000 shares at March 1, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1997 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders meeting to be held April 29, 1998 are incorporated by reference into Part III.

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

      Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Headquarted in Madison Heights, Michigan it has branches in 18 States in the Eastern half of the country and Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors and Century is a leading distributor of irrigation equipment in the geographic areas it serves. Century is currently a distributor for all of the leading original equipment manufacturers (OEM) of turf irrigation equipment in the United States.

      Century's primary customers are irrigation and landscape contractors who install irrigation systems for commercial, residential and golf course watering systems. Approximately 93% of revenues are derived from irrigation products, with the remaining 7% from lighting and fountains. Century represents more than 60 suppliers and provides a complete product line to approximately 12,000 customers through 65 branches.

      Century is organized into five geographical regions, each with a regional team that manages branches within a specific geographic area. Purchasing, accounts receivable, accounting and cash management are centralized functions. Close control is maintained over receivables, inventory and other key factors through a centralized order entry management information system. All branches are linked to the on-line system, and substantially all of Century's business is conducted in a real time order entry environment.

      Century's operations constitute a material portion of Richton's business. Although Century has a history of operating profitability, its business is impacted by both the economic and climatic conditions in the geographic areas where its branches are located. Since irrigation and landscape contractors are Century's primary customers, business is best when commercial and residential construction is strong and general economic conditions and consumer confidence are favorable. Weather is also a significant non-controllable element affecting Century's business. Business is better during warm dry periods, especially in spring and early summer months and when general construction is strong. Climatic factors that can adversely affect Century principally relate to above-average rainfall during the primary selling season or other unusual weather-related conditions. Century's geographic diversity makes it much less susceptible to weather than many of its competitors who operate in a more limited geographic area. Century has mitigated some of the impact of both economic and climatic conditions by pursuing an aggressive growth program. By opening or acquiring branches (see Competition) in new areas and continuing to grow its business in existing markets, Century has created both geographic diversity and consistent growth. Even so, seasonality causes a significant disparity in quarterly sales and results.

      CBE Technologies, Inc. ("CBE") headquartered in Boston, Massachusetts with satellite offices in New York, Los Angeles and Portland, Maine is a systems integrator providing network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales.

      CBE's  technical   certifications   include:   Novell  Platinum  reseller,
Microsoft Channel partner, Cisco Premier, Novell Authorized Training Center, as well as a Novell Authorized Service Center.

      Physical resources include a fully integrated network lab with a functioning model of most computer operating systems; a network management lab to support remote management; training labs at both the Boston and Portland sites to support in-house training programs.

      CBE is also a authorized service and warranty center for most of the leading PC manufacturers including IBM, Conpaq, Hewlett Packard, Apple, AST, and services most every other make of PC and printer. The field staff is supported by a fully automated call control and dispatch center; a parts depot with an extensive inventory; and a complete diagnostic/repair lab for PC's, printers and monitors.

      CBE's business is impacted by technological changes both in software and hardware. There can be no assurance that CBE can (a) continue to maintain the highly qualified and experienced technicians and engineers, and (b) that those technicians continue to remain technically proficient in an environment in which technology changes occur regularly.

Suppliers

      Century maintains a broad base of suppliers that enables the Company to offer a wide range of irrigation equipment. Products are obtained from more than 60 suppliers with no one supplier comprising more than 30% of average annual purchases. Century has master distrubutor agreements in place with Rain Bird, Hunter, Irritrol (formerly Hardie,) and Legacy as well as with other OEM suppliers that authorize Century as a distributor of their products for specific geographic areas. These agreements are renewable annually, and there is no assurance that these agreements will be renewed. Therefore, Century's business is subject to change in these distribution agreements with manufacturers or in manufacturers pursuing alternate channels of distribution. However, Century maintains excellent vendor relations with these suppliers and management believes the wholesale distribution channel will continue to be the dominant professional channel for the irrigation industry.

      CBE acquires its products from OEM suppliers as well as wholesalers and distributors, such as Tech Data Corporation, Ingrim Micro, and Gates Arrow Electronics which accounts for approximately 14%, 19% and 9% of CBE's purchases, respectively.

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

      During the period of Richton ownership, Century has grown from 29 branches and $43 million in sales for 1993 to the current 65 branches, and $87 million in sales for 1997. Since Century has a sophisticated computer system supporting its branch operations and most of its administrative functions are centralized, Century has been able to achieve significant economies of scale as a result of consolidation and growth.

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

Employee Relations

      At December 31, 1997, the Company employed approximately 425 full-time employees. None of these employees are covered by a collective bargaining agreement.

      The Company considers its people to be one of its greatest assets and provides training courses on sales, product features and benefits, management skills, and communication. This has created an effective, knowledgeable and self-motivated work force with a strong focus on customer service.

Working Capital

      Century's business is seasonal due principally to the fact that irrigation systems are normally installed during warm weather and a majority of Century's branches are located in the northern half of the United States. As a result Century's monthly and quarterly sales, operating results and working capital requirements fluctuate significantly. Century relies on short-term borrowing to finance its working capital needs. During the first quarter Century's working capital requirements are at minimum, with short-term borrowings of approximately $15 million, a significant increase from prior years due principally to the added branch acquisitions. Beginning in April needs expand. By July short-term borrowings have increased to approximately $22 million. During the remaining months receivable balances are liquidated, releasing substantial amounts of cash that may be used to reduce short-term borrowing. (See Note 7 of Notes to Consolidated Financial Statements for a description of the Company's credit line.)

Business Acquisitions

      On March 29, 1995 the Company, through its wholly owned subsidiary, Century, acquired all the operating assets and business of CBE Technologies, Inc. for $5.0 million, plus assumption of certain liabilities, which was financed by bank borrowings of $3.0 million, a $1.0 million unsecured promissory note to the former owners and a $1.0 million note to the Chairman of Richton. The note to the Chairman was subject to a fairness opinion of an independent advisor chosen by Richton's Board of Directors. The note to the former owners, which is guaranteed by both Century and Richton, is to be paid over four years.

      In the fourth quarter of 1997 Century acquired six branch operations for $3.3 million. The three businesses acquired had combined sales in 1997 of approximately $9 million .In addition to inventory and account receivable balances, the Company acquired nearly $1.7 million of intangibles which will be written off over the next 5 - 15 years.

Liquidity

      The Company's financial condition continues to improve. The net worth as of December 31, 1997 has increased to $9.3 million. Tangible net worth, which at the end of 1995 was nil has increased to nearly $4.0 million as of December 31, 1997. At December 31, 1997, the Company's long-term debt was nearly $7.4 million, including $5.0 million of senior secured debt owed to a Michigan bank. Of the balance of the outstanding debt, $0.9 million is owed to Fred R. Sullivan, Chairman and Chief Executive Officer of Richton, which is repayable over the next two and half years. Notes issued to Mr. Sullivan were subject to a fairness opinion issued by an independent advisor chosen by Richton's Board of Directors. The bank debt carries with it a loan covenant that precludes distribution of funds to shareholders.

      The operating cash flow of the Company--before working capital requirements--improved to $5.18 million as compared to $4.40 million last year. These funds were used to retire nearly $1.8 million of term and subordinated debt which came due during the year, and fund the acquisitions noted above.

     At December 31, 1997 working capital increased nearly $1.7 million to $7.3 million from $5.6 million last year.

     Though the Company has continued to generate sufficient cash to liquidate its term and subordinated debt as it becomes due, and make acquisitions necessary for it's growth, there is no assurance, given the high degree of leverage and the seasonally of its principal business that it can continue to do so. The Company has now exhausted it's net operating loss carry forward. The remaining deferred tax benefit--currently at $1.2 million--is due principally to the amortization of goodwill at a rate more quickly than can be deducted for tax purposes.

ITEM 2. Properties

     Richton's current executive offices at 340 Main St. Madison, New Jersey, are leased on a month-to-month basis. In January, 1998 Richton signed a five year lease for executive offices at 767 Fifth Avenue, New York, New York. Century's principal offices are in Madison Heights, Michigan, under a lease that expires in October 2000. In addition, Century leases warehouse and sales space in its other branches. The aggregate of such leased space is approximately 293,000 square feet. Expiration dates extend to July 2006. Eight of these facilities are leased from the former owner of Century under a lease agreement which approximates current market value. These leases expire in October, 2000. One facility is leased from a partnership which includes the President of Century. The lease, which is currently on a month to month basis approximates current market value. In addition, during 1996 Century acquired a 10,000 square foot facility in Sarasota, Florida which it had previously leased. CBE's principal offices are located in Boston, Mass. This office is leased under an agreement which expires in June, 1998. CBE leases approximately 10,000 square feet of additional office space at its other locations. Richton believes that its properties are adequately equipped, maintained and suited to the purpose for which they are used.

ITEM 3. Legal Proceedings

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      For the information about the executive officers of Richton required to be included in this Part I, see "Executive Officers of Registrant in Part III below, which is incorporated into Part I by reference.

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

                                          1997                       1996
                                     --------------             --------------
          Calendar Quarter           High      Low              High       Low
          ----------------           ----      ----             ----      ----
 First ...........................  $4 3/4    $4 1/8           $3 7/16  $3 1/8
 Second ..........................   4 9/16    3 3/4            4 7/16   3 7/16
 Third ...........................   5 1/2     4 1/2            4 3/16   3 13/16
 Fourth ..........................   7 3/16    5 1/16           4 7/16   4 3/8

      (b) Approximate Number of Equity Stockholders:

                                                           Approximate Number
                                                            of Record Holders
           Title of Class                                 at February 28, 1998
           --------------                                 --------------------
    Common Stock, $ .10 par value                                  523

     (c) Dividends:

     No cash dividends were paid by the Company in 1997 or 1996.

     ITEM 6. Selected Financial Data

                              SUMMARY OF OPERATIONS
            (In thousands, except percentages and per share amounts)

                                                                       December 31
                                            --------------------------------------------------------------
                                                1997         1996         1995         1994        1993
                                                ----         ----         ----         ----        ----
Net Sales ................................   $106,523      $87,750       $66,659      $50,306      $11,080
Gross Profit percentage ..................         28%          28%           28%          28%          27%
Operating Profit (Loss) ..................      5,505        3,832         3,466        2,702         (847)
Interest expense, net ....................    $ 1,334        1,216         1,092          817           21
Income (loss) from operations ............      2,290        1,766         1,365        1,004         (573)
Income (loss) from Discontinued
   Operations ............................        --           --            --           --          (426)
Net Income ( loss) .......................      2,290        1,766         1,365        1,004         (999)
Net Income (loss) per share ..............      $ .68       $ 0.54        $ 0.43       $ 0.34      $ (0.37)


                               FINANCIAL POSITION
                          (In thousands, except ratios)

                                                                       December 31
                                            --------------------------------------------------------------
                                                1997         1996        1995(a)       1994       1993(b)
                                                ----         ----        -------       ----       -------
Total Assets .............................     41,632       32,374        26,114       15,801       15,849
Long-term Debt ...........................      5,591        6,986         7,150        3,834        6,621
Working Capital ..........................      7,330        5,610         3,029        2,341        2,537
Current ratio ............................  1.27 to 1    1.31 to 1     1.22 to 1    1.28 to 1    1.32 to 1


     Notes to Selected Financial Data:

     Note a--The Registrant acquired CBE effective March 29, 1995

     Note b--The Registrant acquired Century effective August 31, 1993

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read along with the Consolidated Financial Statements and Notes to Consolidated Financial Statements on page F-6 through F-13.

RESULTS OF OPERATIONS

1997 Compared with 1996

      Sales for the year ended December 31, 1997 were $106.5 million, an increase of $18.7 million or approximately 21% over the 1996 amount of $87.8 million. Century contributed $13 million of this increase due largely to favorable economic and weather conditions in most of it's market areas and to geographical expansion-principally in the East and South East sections of the country. Presently, Century has 65 branches. CBE's sales in 1997 have increased more than 40% over 1996 levels principally due to expansion through the acquisition made a year ago in Maine and in Los Angeles, California.

      Gross profit for the year ended December 31, 1997 was $30.2 million an increase of $5.4 million or approximately 22% over the 1996 amount of $24.8 million. This increase is due primarily to the higher sales noted above. The overall gross profit percentage of sales remained about 28.3%.

      Selling, general and administration expenses for the year ended December 31, 1997 increased $3.8 million or 18.1% to $24.7 million from $20.9 million for the year ended December 31, 1996. The full year effect of the geographical expansion noted above accounted for a portion of this increase.

      Interest expense, net for the year ended December 31, 1997 increased $.1 million or nearly 10% to $1.3 million over the year earlier period of $1.2 million. This increase reflects the higher line of credit facility incurred in carrying the higher working capital, partially offset by a slightly lower borrowing rate.

      The federal, state and foreign income tax provision for the year ended December 31, 1997 was $1.9 million, a increase of approximately $1.0 million from last year. The higher tax is principally due higher income.

      Net income for the year ended December 31, 1997 was $2.29 million, or $.68 per share-diluted. This compares with $1.77 million or $.54 per share-diluted reported for the year ended December 31, 1996. The higher net income is due principally to higher sales.

      This report contains forward-looking statements. The matters expressed in such statements are subject to numerous uncertainties and risks including but not limited to general economic and climatic conditions in the markets in which Richton and its subsidiaries operates, fluctuation in demand for the products and services offered by these subsidiaries, and current expectations of the Company or its management. Should one or more of those uncertainties or risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described as forward-looking statements. The Company does not intend to update those forward-looking statements.

1996 Compared with 1995

      Sales for the year ended December 31, 1996 were $87.8 million, an increase of $21.1 million over the 1995 amount of $66.7 million. Century contributed nearly $17 million of this increase due largely to favorable weather conditions in most of it's market areas and to geographical expansion. A significant portion of this expansion has occurred in the Eastern half of the Country from North Carolina to New Jersey. As of December 31, 1996, Century had 54 branches. CBE's sales reflects a full year for 1996. It was acquired effective March 30, 1995. CBE's sales in 1996, on a full year basis, have increased more than 20% over 1995 levels principally due to expansion through the acquisition of two businesses in Maine and another in Los Angeles, California.

      Gross profit for the year ended December 31, 1996 was $24.8 million an increase of $6.2 million or approximately 33% over the 1995 amount of $18.6 million. This increase is due primarily to the higher sales noted above. While CBE continued to experience declining typewriter maintenance revenues, its overall gross profit percentage was about the same as the prior year.

      Selling, general and administration expenses for the year ended December 31, 1996 increased $5.8 million or 38.4% to $20.9 million from $15.1 million for the year ended December 31, 1995. The geographical expansion noted above accounted for nearly $4.2 million of this increase. The balance of this increase relates to CBE's costs associated with acquiring and expanding into three new market areas during 1996 and to higher goodwill amortization charges $.56 million--principally associated with the typewriter contract maintenance business.

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

Financial Condition

      The Company's financial condition continues to improve. The net worth as of December 31, 1997 has increased to $9.3 million. Tangible net worth, which at the end of 1995 was nil has increased to nearly $4.0 million as of December 31, 1997. The Company's long term debt at December 31, 1997 was $5.6 million, a decrease of $1.4 million from December 31, 1996. The long-term debt continues to decline even though the Company spent more than $3.3 million in acquiring new businesses during the fourth quarter of 1997.

      As was noted last year, the Company continues to rely on short-term borrowings to finance it's working capital. During the first quarter of each year, Century's working capital requirements are at a low point, with short-term borrowings of $15.0 million--a significant increase from prior year due principally to the higher level of working capital. During the second quarter working capital requirements begin to expand and by July of each year the amount necessary to carrying the working capital expands to approximately $22.0 million. From July through the remainder of the year, receivable balances are liquidated, releasing substantial amounts of cash that may be used to reduce short-term debt. The operating cash flow of the Company--before working capital requirements--improved to $5.18 million from $4.40 million last year. The Company was thus able to retire nearly $1.8 million of term and subordinated debt which came due during the year. This amount is approximately the same as last year. At December 31, 1997 working capital increased nearly $1.7 million to $7.3 million from $5.6 million last year.

      During the first quarter of 1998, the Company completed a renegotition of it's senior debt and revolving line of credit financing. The revised agreement
(a) lowered the rate of interest charged on the line of credit to LIBOR plus 175 basis points rather than prime less an eighth, (b) reduced the number of financial covenants required, (c) transferred the obligor from Century to Richton, (d) increased the amount of unsecured financing to nearly $8 million and released the pledge of common stock of Century, which had previously been held as security for the bank loans.

      Though the Company has continued to generate sufficient cash to liquidate its term and subordinated debt as it becomes due, and make acquisitions necessary for its growth, there is no assurance, given the high degree of leverage, the seasonality of its principal business, and the elimination of the net tax loss carry forward that it can continue to do so in the future.

ITEM 8. Financial Statements

      The financial statements required by this Item, are set forth below:
                                                                           Page
                          Description                                     Number
                          -----------                                     ------
Report of Independent Public Accountants .................................  F-1
Consolidated Balance Sheets at December 31, 1997 and
   December 31, 1996 .....................................................  F-2
Consolidated Statements of Income for the three years
   ended December 31, 1997 ...............................................  F-3
Consolidated Statements of Shareholders' Equity for the
   three years ended December 31, 1997 ...................................  F-4
Consolidated Statements of Cash Flows for the three years
   ended December 31, 1997 ...............................................  F-5
Notes to Consolidated Financial Statements ...............................  F-6

Richton International Corporation

      Quarterly analysis of sales, operating margin, net income and earnings per share


                                                         Pre-Tax      Net                   Equivalent
                                  Gross        Gross      Profit     Income     Earnings      Shares
                     Sales      Profit $      Profit %    (Loss)     (Loss)     Per Share   Outstanding
                     -----      --------      --------    ------     -------    ---------   -----------
1st Qtr.  1997     14,081,000   3,692,000      26.22   (1,780,000) (1,071,000)    (0.33)     3,279,000
          1996     10,449,000   2,445,000      23.40   (1,373,000)   (872,000)    (0.27)     3,185,000

2nd Qtr.  1997     35,932,000  10,444,000      29.07    3,408,000   2,070,000      0.63      3,267,000
          1996     27,903,000   8,773,000      31.44    2,962,000   1,860,000      0.57      3,236,000

3rd Qtr.  1997     35,145,000  10,143,000      28.86    2,386,000   1,370,000      0.41      3,321,000
          1996     32,660,000   9,714,000      29.74    1,829,000   1,107,000      0.34      3,247,000

4th Qtr.  1997     21,365,000   5,910,000      27.66     157,0000     (79,000)    (0.02)     3,377,000
          1996     16,738,000   3,852,000      23.01     (802,000)   (329,000)    (0.10)     3,290,000
                   ----------   ---------      -----     --------     -------      ----      ---------

Year      1997    106,523,000  30,189,000      28.34    4,171,000   2,290,000      0.68      3,372,000
          1996     87,750,000  24,784,000      28.24    2,616,000   1,766,000      0.54      3,290,000


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

ITEM 10. Executive Officers of Registrant

      Identification of the executive officers:
                                                                         Officer
       Name               Age            Positions and Offices            Since
       ----               ---            ---------------------          --------
Fred R. Sullivan ........  83       Director, Chairman of the Board       1989
                                      & Chief Executive Officer
Cornelius F. Griffin ....  58       Vice President & Chief                1985
                                      Financial Officer
Marshall E. Bernstein ...  59       Secretary                             1985

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

ITEM 11. Executive Compensation

      The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1998.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1998.

ITEM 13. Certain Relationships and Related Transaction

      The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1998.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) (2) The list of financial statements and financial statement schedules by this item are included in Item 8 on page 8.

   (a)  Exhibits:
        (2) Exhibits

            2.1     --Stock  Purchase  Agreeement dated  as of July 31, 1993 and amendment thereto dated August 27, 1993 and among Ernest Hodas as trustee of the Ernest Hodas Revocable Trust, The Hodas Family Limited Partnership, Ernest Hodas, Century Supply Corp., Century Acquisition Corporation and Richton International Corporation

                    --Incorporated  by reference to Exhibit 2.1 to  Registrant's
                      Current  report on Form 8 for January 5, 1994

            2.2     --Agreement for the  Purchase of Assets  dated March 29,1995 by and among CBE Acquisition Corp., (the "Buyer"), Century Supply Corp., Richton International Corporation and CBE Technologies, Inc. (the "Seller")

                    --Incorporated by reference  to Exhibit 2.1 to  Registrant's
                      Current  report on Form 8-K for April 5, 1995

        (3) Exhibits

            3.1    --Certificate   of  Incorporation  of  Richton  International
                     Corporation

                   --Incorporated by reference to Exhibit 99.1  to  Registrant's
                     Annual Report on Form 10-K for the year ended December 31, 1995

            3.2    --Restated   Certificate   of   Incorporation   of  Richton
                     International  Corporation

            3.3    --By laws of Richton International Corporation

                   --Incorporated  by  reference to Exhibit 99.1 to Registrant's
                     Annual Report on Form 10-K for the year ended December 31, 1995
        (4) Exhibits

            4.1      --Stock Certificate (Specimen)

        (10)Exhibits --Material contracts

            10.1     --1990 Long-Term Incentive Plan

                     --Incorporated  by reference to Exhibit (b) to Registrant's
                      Annual Report on Form 10-K for the fiscal year ended April 30, 1990

            10.2    --Amendment to the 1990 Long Term Incentive  Plan  providing for additional  150,000 shares for issuance under the Plan

                    --Incorporated   by    reference   to   Exhibit   10(b)   to
                      Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 Incorporated

            10.3    --Amendment to the 1990 Long-Term  Incentive  Plan providing for additional  140,000 shares for issuance under the Plan
                    --Incorporated   by   reference    to   Exhibit   10(b)   to
                      Registrant's  Annual  Report on Form  10-K for the  fiscal year ended December 31, 1996 Incorporated

            10.4    --Business  Loan Agreement with Addendum  dated March 4,1998 with Michigan National Bank relating to the $30 million line of credit financing

            10.5    --Business  Loan Agreement with  Addendum dated March 4,1998 with Michigan National Bank relating to the $5 million Term Loan

            10.6    --Promissory  Note for $30 million  dated March 4, 1998.with
                      Michigan  National Bank

            10.7    --Promissory  Note  for $5 million  dated March 4, 1998 with
                      Michigan National Bank

            10.8    --Security  Agreement  dated  March 4, 1998. with   Michigan
                      National Bank

            10.9    --Subordination   Agreement   dated  October  27, 1993 among
                      Michigan National Bank (the "bank"),Century Supply Corp. (the "borrower") and Richton International Corporation (the"Subordinating Creditor")

                    --Incorporated by reference to Exhibit  28.4 to Registrant's
                      Current  report on Form 8 for January 5, 1994

            10.10   --Subordination  Agreement  dated   October  27, 1993  among
                      Michigan National Bank (the "bank"), Richton International Corporation and Ernest Hodas, as Trustee of the Ernest Hodas Revocable Trust (the "Trustee") and the Hodas Family Limited Partnership") and Ernest Hodas (collectively referred to a "Subordinating Creditor")

                    --Incorporated  by reference to Exhibit 28.5 to Registrant's
                      Current  report on Form 8 for January 5, 1994

            10.11   --Non-Competition   and   Non-Disclosure   Agreement   dated
                      October 27, 1993 by and between Ernest Hodas and Century Supply Corp.

                    --Incorporated  by reference to Exhibit 2.3 to  Registrant's
                      Current  report on Form 8 for January 5, 1994

            10.12   --Consulting Agreement dated October 27, 1993 by and between
                      Century Supply Corp. and Ernest Hodas

                    --Incorporated  by  reference to Exhibit 2.4 to Registrant's
                      Current  report on Form 8 for January 5, 1994

            10.13   --Guaranty  dated  October 27, 1993 by Richton International
                      Corporation   in  favor  of  the  Hodas   Family   Limited
                      Partnership and Ernest Hodas, as Trustee of the Ernest Hodas Revo-cable Trust and Ernest Hodas

                    --Incorporated by reference to Exhibit  2.6 to  Registrant's
                      Current  report on Form 8 for January 5, 1994

            10.14   --Subordination  Agreement  dated  October 27, 1993  between
                      Michigan National Bank, Century Supply Corp. (the "borrower"), Ernest Hodas, as Trustee of the Ernest Hodas Revocable Trust and the Hodas Family Limited Partnerhsip and Ernest Hodas (collectively referred to as "Subordinating creditor")

                    --Incorporated  by reference to Exhibit 28.6 to Registrant's
                      Current  report on Form 8 for January 5, 1994

            10.15   --Series A  Warrant  to  Purchase  236,250  shares of Common
                      Stock of  Richton  International Corporation

                    --Incorporated  by reference to Exhibit 28.9 to Registrant's
                      Current  report on Form 8 for January 5, 1994

            10.16   --Subordinated  Note issued by Richton  International  Corp.
                      dated October 26, 1993 to Mr. Fred R. Sullivan in the principal amount of $1,181,250.

                    --Incorporated by reference to Exhibit 28.10 to Registrant's
                      Current  report on Form 8 for January 5, 1994

            10.17   --Subordinated   Promissory   Note   for  $1.0 million dated
                      March 29, 1995   between   CBE  Acquisition Corp. and  CBE
                      Liquidating Corp.

                    --Incorporated  by reference to Exhibit 2.2 to  Registrant's
                      Current  report on Form 8K for April 5, 1995

            10.18   --Subordinated   Promissory  Note  for  $1.0  million  dated
                      March 29, 1995 between Richton International Corporation and Fred R. Sullivan

                    --Incorporated  by reference to Exhibit 2.3 to  Registrant's
                      Current  report on Form 8K for April 5, 1995

            10.19   --Guaranty  dated March 29,  1995 by  Richton  International
                      Corp. in favor of the CBE  Liquidating

                    --Incorporated  by reference  to Exhibit 2.4 to Registrant's
                      Current report on Form 8K for April 5, 1995

            10.20   --Guaranty  dated March 29, 1995 by Century  Supply Corp. in in favor of the CBE Liquidating Corp.

                    --Incorporated  by reference to Exhibit 2.5 to  Registrant's
                      Current report on Form 8K for April 5, 1995 (11) Exhibit

            11.1    --Calculation of earnings per share

                    --Incorporated  by  reference  to  Footnote  11 to  Notes to
                      Consolidated Financial Statements of Registrant's Annual Report on Form 10- K for the year ended December 31, 1997

        (21)Exhibits--Subsidiaries of the Registrant

        (99)Exhibits--Other

            99.1    --Fairness  Opinion  received  from  Quirk,  Carson & Pettit relating to the $1.0 million the promissory note agreement between F.R. Sullivan and the Registrant

                    --Incorporated  by reference to Exhibit 99.1 to Registrant's
                      Annual Report on Form 10-K for the year ended December 31, 1995

            99.2    --Fairness  Opinion  received  from  Quirk,  Carson & Pettit relating to the $1.0 million the promissory note agreement between F.R. Sullivan and the Registrant

                    --Incorporated  by reference to Exhibit 99.1 to Registrant's
                      Annual Report on Form 10-K for the year ended December 31, 1995

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

                                               RICHTON INTERNATIONAL CORPORATION
                                                          (Registrant)

                                               By:   /s/     Fred R. Sullivan
                                                     ---------------------------
                                                           Fred R. Sullivan
                                                     Chairman of the Board and
                                                      Chief Executive Officer
                                                   (Principal Executive Officer)
Date: March 9, 1998

                                               By:   /s/  Cornelius F. Griffin
                                                     ---------------------------
                                                       Cornelius F. Griffin
                                                         Vice President and
                                                       Chief Financial Officer
                                                      (Principal Financial and
                                                         Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                     Title                       Date
          ---------                     -----                       ----

/s/   Fred R. Sullivan        Chairman of the Board and            March 9, 1998
------------------------
      Fred R. Sullivan          Chief Executive Officer
                                (Principal Executive Officer)

/s/ Cornelius F. Griffin      Vice President and Chief             March 9, 1998
------------------------
    Cornelius F. Griffin        Financial Officer (Principal
                                Financial and Accounting Officer)

/s/  Norman E. Alexander      Director                             March 9, 1998
------------------------
     Norman E. Alexander

/s/   Donald A. McMahon       Director                             March 9, 1998
------------------------
      Donald A. McMahon

/s/    Thomas J. Hilb         Director                             March 9, 1998
------------------------
       Thomas J. Hilb

/s/   Stanley J. Leifer       Director                             March 9, 1998
------------------------
      Stanley J. Leifer

/s/    Peter A. White         Director                             March 9, 1998
------------------------
       Peter A. White

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
      Richton International Corporation:

      We have audited the accompanying consolidated balance sheets of Richton International Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richton International Corporation and subsidiaries, as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

Detroit, Michigan
March 4, 1998

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           December 31
                                                                                  ----------------------------
                                                    ASSETS                            1997            1996
                                                                                   -----------     -----------
Current Assets:
    Cash and Cash Equivalents .................................................   $   474,000      $   372,000
    Notes and Accounts Receivable, net of allowance for
           doubtful accounts of $690,000 in 1997 and $700,000 in 1996 .........    16,292,000       13,004,000
    Inventories ...............................................................    16,190,000        9,550,000
    Prepaid Expenses and Other Current Assets .................................       602,000          467,000
    Deferred Taxes ............................................................       493,000          568,000
                                                                                  -----------      -----------
      Total Current Assets ....................................................    34,051,000       23,961,000
Property, Plant and Equipment, ................................................     2,633,000        2,287,000
    Less: Allowance for Depreciation and Amortization .........................    (1,038,000)        (747,000)
                                                                                  -----------      -----------
                                                                                    1,595,000        1,540,000
Other Assets: Deferred taxes ..................................................       716,000        2,224,000
    Goodwill ..................................................................     4,011,000        4,050,000
    Other Intangibles .........................................................     1,217,000          599,000
                                                                                  -----------      -----------
TOTAL ASSETS ..................................................................   $41,590,000      $32,374,000
                                                                                  ===========      ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current Portion of Long Term Debt .........................................   $ 1,773,000      $ 1,879,000
    Notes Payable .............................................................    15,135,000        7,947,000
    Accounts Payable,Trade ....................................................     5,204,000        3,978,000
    Accrued Liabilities .......................................................     2,228,000        2,387,000
    Deferred Income ...........................................................     2,339,000        2,160,000
                                                                                  -----------      -----------
      Total Current Liabilities ...............................................    26,679,000       18,351,000
Noncurrent Liabilities
    Long Term Senior Debt .....................................................     5,000,000        5,200,000
    Subordinated Debt .........................................................     2,364,000        3,665,000
    Less: Current Portion of Long-term Debt ...................................    (1,773,000)      (1,879,000)
                                                                                  -----------      -----------
                                                                                    5,591,000        6,986,000
Stockholders' Equity
      Preferred Shares, $1.00 par value; authorized
      500,000 shares; none issued                                                       --               --
    Common Shares, $.10 par value; authorized 6,000,000 shares; issued 3,086,692 shares at December 31,
      1997 and 3,088,347 shares at December 31, 1996 ..........................       309,000          309,000
    Additional Paid-in Capital ................................................    17,654,000       17,661,000
    Retained Earnings .........................................................    (8,228,000)     (10,518,000)
    Treasury Stock ............................................................      (415,000)        (415,000)
                                                                                  -----------      -----------
      Total Shareholders' Equity ..............................................     9,320,000        7,037,000
                                                                                  -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................   $41,590,000      $32,374,000
                                                                                  ===========      ===========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                      Year ended December 31
                                            ------------------------------------------
                                               1997            1996          1995
                                               ----            ----          ----
Net Sales ...............................  $106,523,000    $87,750,000    $66,659,000
Cost of Sales ...........................    76,334,000     62,966,000     48,101,000
                                            -----------     ----------     ----------
Gross Profit ............................    30,189,000     24,784,000     18,558,000

Selling, general &
  administrative expenses ...............    24,684,000     20,952,000     15,092,000
Interest (income) .......................      (519,000)      (407,000)      (349,000)
Interest expense ........................     1,853,000      1,623,000      1,441,000
                                            -----------      ---------     ----------
Income before Taxes .....................     4,171,000      2,616,000      2,374,000
Provision for income taxes ..............     1,881,000        850,000      1,009,000
                                            -----------     ----------     ----------
Net Income ..............................  $  2,290,000    $ 1,766,000    $ 1,365,000
                                            ===========     ==========     ==========

Net Income Per share:

Basic earnings per common share: ........  $       0.78    $      0.60    $      0.46
                                            ===========     ==========     ==========
Diluted earnings per common share: ......  $       0.68    $      0.54    $      0.43
                                            ===========     ==========     ==========
Average Common and Common Equivalent
    Shares outstanding
           Basic-- ......................     2,948,000      2,949,000      2,931,000
                                            ===========     ==========    ==========
           Diluted-- ....................     3,372,000      3,290,000      3,161,000
                                            ===========     ==========    ==========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                  Additional                                Cumulative
                                        Common      Paid-in       Accumulated    Treasury   Translation
                                        Shares      Capital         Deficit        Stock    Adjustment
                                        -------    ---------      -----------    ---------  -----------
Balance at December 31, 1994 ........  $303,000   $17,490,000   $(13,649,000)   $(415,000)    $ 3,000
Issuances of 58,877 common shares ...     6,000       171,000            --           --
Cumulative Translation Adjustment                                                              (3,000)
Net Income ..........................       --            --       1,365,000          --          --
                                       --------   -----------   ------------    ---------     -------
Balance at December 31, 1995 ........  $309,000   $17,661,000   $(12,284,000)   $(415,000)    $     0
Net Income ..........................       --            --       1,766,000          --          --
                                       --------   -----------   ------------    ---------     -------
Balance at December 31, 1996 ........  $309,000   $17,661,000   $(10,518,000)   $(415,000)    $     0
Net Income ..........................       --            --       2,290,000          --          --
Purchase of 1,555 Odd-Lot Shares ....       --         (7,000)           --           --          --
                                       --------   -----------   ------------    ---------     -------
Balance at December 31, 1997 ........  $309,000   $17,654,000   $ (8,228,000)   $(415,000)    $     0
                                       ========   ===========   ============    =========     =======


       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year ended December 31
                                                                     ------------------------------------------
                                                                        1997            1996          1995
                                                                        ----            ----          ----
OPERATING ACTIVITIES
Net Income .........................................................  $2,290,000    $1,766,000     $1,365,000
   Reconciliation of net cash provided by
      (used by) operating activities:
      Depreciation and amortization of assets ......................     291,000       302,000        424,000
      Amortization of Intangibles ..................................   1,059,000     1,558,000      1,000,000
      Deferred Income ..............................................     179,000      (115,000)       (95,000)
      Other working capital items, assets ..........................  (8,229,000)   (4,839,000)    (3,658,000)
      Other working capital items, liabilities .....................   1,002,000       625,000        131,000
      Decrease (increase) in deferred taxes ........................   1,583,000       672,000      1,275,000
      Decrease (increase) in other assets ..........................      (7,000)      142,000       (180,000)
                                                                       ---------     ---------      ---------

        Net cash provided by (used by) operating activities ........  (1,832,000)      111,000        262,000

INVESTING ACTIVITIES
Capital expenditures ...............................................    (135,000)     (350,000)      (147,000)
Cash (paid) for businesses acquired, net ...........................  (3,318,000)   (2,093,000)      (166,000)
                                                                       ---------     ---------      ---------
        Net cash used by investing activities ......................  (3,453,000)   (2,443,000)      (313,000)

FINANCING ACTIVITIES
Increase (Decrease) of Long-Term Debt ..............................    (200,000)    1,400,000     (1,310,000)
Repayment of Subordinated Debt .....................................  (1,594,000)   (1,235,000)           --
Repayment of Long-term Debt ........................................         --       (600,000)           --
Repurchase of Odd-Lot Shares .......................................      (7,000)          --             --
Increase in Line of Credit .........................................   7,188,000     2,672,000      1,800,000
                                                                       ---------     ---------      ---------
        Net cash provided by financing activities ..................   5,387,000     2,237,000        490,000

Effect of exchange rate on cash balances ...........................         --            --          (3,000)
                                                                       ---------     ---------      ---------
Increase (Decrease) in cash and cash equivalents ...................     102,000       (95,000)       436,000
Cash and cash equivalents, beginning of period .....................     372,000       467,000         31,000
                                                                       ---------     ---------      ---------
Cash and cash equivalents, end of period ...........................  $  474,000    $  372,000     $  467,000
                                                                       =========     =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
        Cash payments during the period for interest ...............  $1,728,000    $1,391,000     $1,408,000
                                                                       =========     =========      =========
        Cash payments during the period for income taxes ...........  $  247,000    $  430,000     $  366,000
                                                                       =========     =========      =========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business:

      Richton International Corporation ("Richton") is a holding company with two principal subsidiaries, Century Supply Corp. ("Century") and CBE Technologies Inc, ("CBE"), collectively the "Company" Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches are in 18 States in the Eastern half of the United States and in Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for all of the leading original equipment manufacturers (OEM) in the irrigation systems field.

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

      Inventories--The Company values inventory at the lower of cost or market using the first-in first-out ("FIFO") method of accounting.

      Goodwill and other Intangibles--Goodwill is amortized on a straight-line basis over periods of 5 - 15 years as follows:


                             Amortization    12/31/95                                     12/31/96
                                Period        Balance       Additions     Reductions       Balance
                             ------------     -------       ---------     ----------       -------
Goodwill
Typewriter Maintenance .....  5 years        1,700,000          --        1,310,000         390,000
Computer Maintenance .......  15 years       3,360,000        167,000       227,000       3,300,000
Irrigation .................  5-15 years       141,000        240,000        21,000         360,000
                                              --------        -------      --------        --------
                                             5,201,000        407,000     1,558,000       4,050,000
                                             =========        =======     =========       =========

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                            Amortization    12/31/96                                     12/31/97
                               Period        Balance       Additions     Reductions       Balance
                            ------------     -------       ---------     ----------       -------
Goodwill
Typewriter Maintenance ....  5 years          390,000          --          390,000           --
Computer Maintenance ......  15 years       3,300,000          --          344,000       2,956,000
Irrigation ................  5 -15 years      360,000        733,000        38,000       1,055,000
                                            ---------        -------      --------       ---------
                                            4,050,000        733,000       772,000       4,011,000
Other Intangibles
Irrigation ................  1- 5 years       361,000        908,000       154,000       1,115,000
Computer Maintenance ......  1- 5 years       133,000           --         133,000           --
                                            ---------        -------      --------       ---------
                                              494,000        908,000       287,000       1,115,000
                                            =========        =======      ========       =========

      Long-Lived Assets--During 1995, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets, including goodwill, may not be recoverable. The acquisition of CBE (See Note 3) resulted in goodwill of approximately $6.0 million which was based on CBE's two major lines of business--computer maintenance and network installation services and typewriter services. Since the acquisition of CBE, the typewriter contract maintenance business has experienced a continual decline in revenues and it was determined that expected future cash flows (undiscounted and without interest charges) would be less than the carrying amount of goodwill allocated to the typewriter maintenance business. Based on discounted estimated future cash flow, the Company recorded a write-down of Goodwill in the amount of $1.0 million in 1995, and based on further decline of that business, an additional charge of $.8 million in the third calendar quarter of 1996, which is included in selling, general and administrative expenses in the consolidated statement of operations for the respective periods involved.

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

      Accounting for Stock Based Compensation--Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock in the accompanying Statements of Income. As supplemental information, the Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during 1997 and 1996 in Note 10, in accordance with the requirements of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS 123).

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

3.  Acquisitions:

      On March 29, 1995 the Company, through its wholly owned subsidiary, Century, acquired all the operating assets and business of CBE Technologies, Inc. for $5.0 million plus assumption of certain liabilities. The $5 million was financed by bank borrowings of $3.0 million, a $1.0 million unsecured promissory note to the former owners and a $1 million unsecured subordinated note to the Chairman of Richton. The note to the Chairman was subject to a fairness opinion of an independent advisor chosen by Richton's Board of Directors.

      The following unaudited pro forma summary presents the 1995 consolidated results of operations as if the acquisition of CBE had occurred on January 1, 1995. These pro forma results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of the results which may occur in the future.

                                                           Twelve Months Ended
                                                            December 31 1995
                                                          -------------------
                                                               (Unaudited)
     Net Sales ..........................................      $69,066,000
                                                               ===========
     Net Income .........................................      $ 1,377,000
                                                               ===========
     Net Income per Share ...............................      $       .44
                                                               ============
4.  Property and Equipment:
                                                        December 31
                                                 --------------------------
                                                    1997             1996
                                                  --------         --------
     Land .....................................   $  80,000      $   80,000
     Property held for sale or future use .....     107,000         108,000
     Building and Improvements ................     848,000         820,000
     Autos and Trucks .........................     539,000         445,000
     Machinery and Equipment ..................     600,000         479,000
     Furniture and Fixtures ...................     459,000         355,000
                                                 ----------      ----------
                                                 $2,633,000      $2,287,000
     Less: Accumulated Depreciation ...........   1,038,000         747,000
                                                 ----------      ----------
                                                 $1,595,000      $1,540,000
                                                 ==========      ==========

      All fixed assets are currently depreciated over five years except building improvements which are based upon the respective lease terms which are from 2 to 10 years.

5.  Income Taxes:

      At December  31,  1997,  and 1996 the Company has  deferred  tax assets of
approximately   $1.1  million  and  $2.8  million,   respectively.   Significant
components of the deferred tax assets as of December 31, are as follows:

                                                    1997            1996
                                                  --------        --------
     Current:
     Allowance for bad debts ..................  $ 234,000       $  238,000
     Accrued Pension Cost .....................       --             97,000
     Other ....................................    259,000          233,000
                                                 ---------       ----------
                                                 $ 493,000       $  568,000
                                                 =========       ==========
     Long Term:
     Net operating loss carry forward .........  $    --         $1,383,000
     Goodwill .................................    682,000          666,000
     Depreciation .............................    34,000            --
     Other ....................................       --            175,000
                                                 ---------       ----------
                                                 $ 716,000       $2,224,000
                                                 =========       ==========

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

      The provision for income taxes for the three years ended December 31, 1997 consists of the following:

                                         1997            1996           1995
                                         ----            ----           ----
Federal
  Current Payable (refundable) ....  $  160,000       $109,000       $ (436,000)
  Deferred ........................   1,399,000        672,000        1,275,000
State & Local .....................     322,000         50,000          151,000
Foreign ...........................         --          19,000           19,000
                                     ----------       --------       ----------
                                     $1,881,000       $850,000       $1,009,000
                                     ==========       ========       ==========

      A reconciliation of the Federal provision for income taxes at the statutory rate to the actual provision for income taxes for the three years ended December 31, 1997, is as follows:

                                            1997              1996          1995
                                            ----              ----          ----
Federal .................................    34%              34%            35%
State & Local ...........................     8                3              7
Other ...................................     3               (4)            --
                                             --               --             --
                                             45%              33%            42%
                                             ==               ==             ==

6.  Statement of Cash Flows:

      The components of other working capital items included in the Consolidated Statement of Cash Flows are as follows:

                                              For Twelve Months Ended
                                                     December 31
                                     ------------------------------------------
                                       1997            1996           1995
                                       ----            ----           ----

Receivables ...................     $(2,471,000)     (3,232,000)    $(2,388,000)
Inventories ...................      (5,623,000)     (1,595,000)     (1,238,000)
Prepaid Expenses ..............        (135,000)        (12,000)        (32,000)
                                    -----------     -----------     -----------
Increase in Working
  Capital Items, Assets .......     $(8,229,000)    $(4,839,000)    $(3,658,000)
                                    ===========     ===========     ===========
Accounts Payable ..............       1,226,000         775,000         (35,000)
Accrued Expenses ..............        (224,000)       (150,000)        166,000
                                    -----------     -----------     -----------
Increase Working Capital
  Items, Liabilities ..........     $ 1,002,000     $   625,000     $   131,000
                                    ===========     ===========     ===========

7.  Bank Borrowing:

     During the first quarter of 1998, the Company completed a renegotition of it's senior debt and revolving line of credit financing. The revised agreement
(a) increased the availability to $30 million and lowered the rate of interest charged on the line of credit to LIBOR plus 175 basis points rather than prime less an eighth, (b ) transferred the principal obligor from Century to Richton,
(c) to increase the amount of unsecured financing to nearly $8 million and (d) released the pledge of common stock of Century, which had previously been held as security for the bank loans. The outstanding balance on the line of credit at December 31, 1997 and 1996 were $15.1 million and $7.9 million, respectively. The term loan will continue to amortize at the rate of $.18 million per quarter. In addition, certain financial covenants and distribution restrictions were also modified or curtailed completely.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

8.  Long-Term Debt:

      The Company has the following long-term debt as of December 31, 1997:

                                                                                      1997             1996
                                                                                      ----             ----
Term note payable to a bank, secured by accounts receivable, inventory, fixtures and  equipment,  interest at prime (8.5% as of December  31,  1997),  payable in
quarterly installments of $175,000,final payment due April 27, 2001 ............    $5,000,000     $5,200,000

Installments payable to former owner of Century, unsecured and subordinated to the bank debt, payable in quarterly installments of $50,000, final payment due
June 30, 2000 ..................................................................       468,000        668,000

Note payable to related party, unsecured and subordinated to bank debt, interest at 9%, payable in semi-annual  installments of $118,125  commencing  April 1996, final payment due October 31, 1999--
net of discount (A) ............................................................       459,000        887,000

Notes payable to former owner of Century--repaid in 1997 .......................          --          106,000

Note  payable to related  party,  unsecured  and  subordinated  to the term note payable to bank,  interest  at 10%,  payable in 10  installments  of $100,000 on
October 15th and April 15th, final payment
April 2000 (B) .................................................................       450,000        900,000

Note payable to seller of CBE Technologies,  Inc.  unsecured and subordinated to the all bank debt,  interest  at 9% payable in 10  installments  of  $100,000 on
October 15th and April 15th, final
payment due April 2000. ........................................................       428,000        700,000

Other ..........................................................................       559,000        404,000
                                                                                    ----------     ----------
                                                                                     7,364,000      8,865,000
Less--Current Portion ..........................................................     1,773,000      1,879,000
                                                                                    ----------     ----------
                                                                                    $5,591,000     $6,986,000
                                                                                    ==========     ==========



      (A): The Company issued 236,250 warrants to acquire 236,250 shares of the common stock of Richton at $1 3/8 per share in connection with this loan. The warrants were valued at $143,000.

      (B): The Company issued 100,000 warrants to acquire 100,000 shares of Richton's common stock at $3.0 per share--the fair market value at the time of issuance.

      The scheduled future maturities of long-term debt at December 31, 1997 after refinancing described in note 7, are as follows:

            1998 ................................................    $1,773,000
            1999 ................................................     1,769,000
            2000 ................................................       920,000
            2001 ................................................     2,902,000
                                                                     ----------
                                                                     $7,364,000
                                                                     ==========
9.  Retirement Plans:

      The Company's Richton employees were covered by a noncontributory, defined benefit plan (the "Retirement Plan") sponsored by Richton. Effective, June 30, 1997 the Plan was effectively terminated and the amounts then

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
owing to its active employees were paid out; an amount of approximately $.55 million. Richton during 1996 paid out its obligations to all of its former employees and participants in the Retirement Plan.

     Pension expense reflected in the consolidated statements of income for this Plan was $37,000 in 1997 and 1996 and $155,000 in 1995.

      Century and CBE have Tax Deferred Savings Plans under Section 401 (k) (the "Plans") of the Internal Revenue Code. The Plans allows employees to defer up to 15% of eligible compensation on a pre-tax basis through contributions to the Plans. In line with the provisions of the Plans, Century has elected to contribute, for every dollar the employee contributes, 50 % of the employee's amount, up to 4 % of eligible compensation. Century may also make discretionary contributions. The charge to income for employer contributions to the Century Plan was approximately $285,000,$224,000, and $182,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Century's discretionary contribution to the Plan were $190,000, $170,000, and $125,000 in each of the three years ended in December 31, 1997, respectively. CBE has elected to not contribute to its Plan.

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

                                                           1997          1996
                                                           -----        ------
     Net Income:
         As reported ..............................   $2,290,000      $1,766,000
         Pro Forma ................................    2,266,000       1,766,000
     EPS:
         As reported ..............................        $ .68           $ .54
         Pro Forma-diluted ........................          .67             .54

      Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The Company may grant options for up to 415,000 shares under the Plan. The Company has granted options on 315,000 shares through December 31, 1997. Under the Plan, the option exercise price equals the stock's market price on date of grant except for options granted to Mr. Sullivan. The exercise price for Mr. Sullivan's options are at 110% of the current market price at date of grant.

     A summary of the status of the Company stock option plan at December 31, 1997, 1996 and 1995 is presented in the table below:

                                                 1997                     1996                    1995
                                         --------------------      -------------------     --------------------
                                                       Wtd Avg                 Wtd Avg                  Wtd Avg
                                          Shares      ex price     Shares     ex price      Shares     ex price
                                          -------     ---------    -------    ---------    --------    --------
Outstanding at beginning of Year ......   275,000     $  2.20      270,000     $  2.15      210,000     $  1.98
Granted ...............................    40,000        5.24        5,000        5.09       60,000        2.72
Exercised .............................       --          --           --          --           --          --
Forfeited .............................       --          --           --          --           --          --
Expired ...............................       --          --           --          --           --          --
                                          -------    --------      -------     -------      -------     -------
Outstanding at End of Year ............   315,000     $  2.59      275,000     $  2.20      270,000     $  2.15
Exercisable at End of Year ............   315,000        2.59      270,000        2.15      260,000        2.10


      The Company has issued warrants to purchase 336,250 shares of Common Stock in connection with several debt agreements (see Note 5). These warrants are currently exercisable and will expire in seven years from date of issue.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

11.  Earnings per Common Share and Common Share Equivalent:

      Earnings per common share equivalent were calculated on the basis of 3,372,000, 3,290,000, and 3,161,000 weighted average common and common equivalent shares outstanding in the years ending December 31, 1997, 1996, and 1995, respectively.

                                                                                             Per-Share
                                                              Income           Shares         Amount
                                                              -------          -------       ---------
                                                               For the year ended December 31, 1995
                                                                 ---------------------------------
Net Income ...............................................  $1,365,000       2,931,000          $.46
Options issued to Executives .............................                      86,000
Shares subject to exercise of warrants ...................                     146,000
Income available to common shareholders ..................  $1,365,000       3,163,000          $.43

                                                               For the year ended December 31, 1996
                                                                 ---------------------------------
Net Income ...............................................  $1,766,000       2,949,000          $.60
Options issued to Executives .............................                     139,000
Shares subject to exercise of warrants ...................                     202,000
Income available to common shareholders ..................  $1,766,000       3,290,000          $.54

                                                               For the year ended December 31, 1997
                                                                 ---------------------------------
Net Income ...............................................  $2,290,000       2,948,000          $.78
Options issued to Executives .............................                     180,000
Shares subject to exercise of warrants ...................                     244,000
Income available to common shareholders ..................  $2,290,000       3,372,000          $.68


      Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years 1997, 1996 and 1995 were determined on the assumptions that the warrants were converted upon issuance on the respective dates of issuance.

12.  Stockholders' Equity:

      In 1995 the Company issued 58,877 shares of the Common Stock to its Chairman in lieu of compensation and interest owed to him of $177,000 . The number of shares issued was determined based on the quoted market price of the shares at the time of issuances.

13.  Long-term Leases and other Commitments:

      The Company leases its corporate offices, distribution facilities and data processing equipment under agreements which expire at varying dates through 2007. Minimum annual rental commitments at December 31, 1997, are as follows:

            1998 ...................................................  $1,700,000
            1999 ...................................................   1,442,000
            2000 ...................................................   1,123,000
            2001 ...................................................     510,000
            2002 ...................................................     357,000
            Thereafter .............................................
                                                                       ---------
                                                                      $5,132,000
                                                                       =========

     Rent expense under the Company's various operating leases was $1,795,000, $1,478,000, and $1,374,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

14.  Segment Data:

      The Company operates in two industry segments, wholesale distribution, and computer services. See Notes 1 and 3 for description of businesses and details of the acquisitions of businesses. There are no inter-segment sales and all sales occur in North America. Income (loss) from operations by industry segment consists of net sales less related cost and expenses. In computing income (loss) from operations by segment, cost of borrowed funds for working capital have been included. Corporate includes the general and corporate expenses and interest, incurred to acquire the two businesses. Corporate operating expenses, directly traceable to industry segments, if any, have been allocated to those segments. Amortization of goodwill and related impairment charges are considered segment related and accordingly charged to the related industry segment. Identifiable assets by industry segment are those assets that are used in the business's operation in each industry segment and do not include general corporate assets. General corporate assets consist primarily of cash, deferred taxes, and corporate property.

                                                         Corporate
                         Wholesale        Computer        Charges/
                        Distribution      Services        Interest         Total
                        ------------     ----------      ----------       ------
                                                (in millions)
                       ---------------------------------------------------------
Sales ...............        $86.9          $19.6           $ --          $106.5
                         =========      =========       =========    ===========
Pre-Tax Income ......          6.0            (.3)           (1.5)           4.2
                         =========      =========       =========    ===========
Identifiable Assets .        $33.2          $ 6.2           $ 2.2         $ 41.6
                         =========      =========       =========    ===========

15.  Shareholder Rights Plan:

      On January 26, 1998, the Shareholder Rights Plan expired pursuant to it's provisions., No rights were ever issued under this Plan.