Form 10-K/A
period 1997-12-31
RICHTON INTERNATIONAL CORP
filed 1998-03-27
CIK 83877

THIS AMENDMENT TO FORM 10-K IS TO REFLECT THE REVISED SCHEDULE OF EXHIBITS AND TO INCLUDE THE EXHIBITS WHICH WERE NOT IN APPROPRIATE FILING FORM AT THE TIME OF THE FILING OF THE FORM 10-K, FOR THE YEAR ENDED DECEMBER 31, 1997


================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A


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


            10.4    --Business  Loan  Agreement  with  Addendum(s)  dated  March
                      4,1998 with Michigan National Bank relating to the $30 million line of credit financing

            10.5    --Business Loan  Agreement  dated March 4,1998 with Michigan
                      National Bank relating to the $5 million Term Loan

            10.6    --Promissory  Note with Addendum for $30 million dated March
                      4, 1998.with Michigan National Bank

            10.7    --Promissory  Note with  Addendum for $5 million dated March
                      4, 1998 with Michigan National Bank


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