Form 10-Q
period 1998-03-31
RICHTON INTERNATIONAL CORP
filed 1998-05-14
CIK 83877

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10 - Q

                                   (Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                ----------------

For the Quarter Ended                          Commission file number
  March 31, 1998                                        0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

           DELAWARE                                         05-0122205
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             identification No.)

340 Main Street, Madison, New Jersey                        07940
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number                               (973) 966-0104

   Securities registered under            Name of Exchange on which Registered:
   Section 12 (b) of the Exchange Act:

    Common Stock, par value $.10                  American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

            Series A Preferred Stock, par value $100. Purchase Right

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

         Common Stock, par value $.10, 2,977,000 shares at April 1, 1998

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX
                                                                            PAGE
PART I  FINANCIAL INFORMATION

            Item 1. - Financial Statements:

                         Consolidated Statements of Operations
                         for the three months ended March 31,
                         1998 and March 31, 1997                              3

                         Consolidated Balance Sheets at
                         March 31, 1998 and December 31,  1997                4

                         Consolidated Statements of Cash Flow
                         for the three months ended  March 31, 1998
                         and  March 31, 1997                                  5

                         Notes to Consolidated Financial
                         Statements                                           6

            Item 2. - Management's Discussion and
                         Analysis of Results of Operation and
                         Financial Condition                                 10

PART II    OTHER INFORMATION                                                 11

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                  Three Months ended March 31
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------
Net Sales                                        $ 16,955,000      $ 14,081,000

Cost of Sales                                      12,642,000        10,389,000
                                                 ------------      ------------
Gross Profit                                        4,313,000         3,692,000

Selling, general & administrative
   expenses                                         6,017,000         5,258,000

Interest (income)                                    (170,000)         (147,000)
                                                                              0
Interest  expense                                     421,000           361,000
                                                 ------------      ------------
Income  before Taxes                               (1,955,000)       (1,780,000)

Provision for income taxes                           (771,000)         (709,000)
                                                 ------------      ------------
Net Income                                         (1,184,000)       (1,071,000)
                                                 ============      ============

Net Income Per share:

Basic earnings per common share:                 $      (0.40)     $      (0.36)
                                                 ============      ============
Diluted earnings per common share:               $      (0.35)            (0.33)
                                                 ============      ============
Average Common and Common Equivalent
  Shares outstanding
     Basic-                                         2,978,000         2,949,000
                                                 ============      ============
     Diluted-                                       3,361,000         3,279,000
                                                 ============      ============

The accompanying notes to consolidated financial statements are an integral part of these Consolidated Financial Statements

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                              March 31       December 31
                    Assets                                      1998            1997
                                                            ------------    ------------
Current assets:
Cash and Cash Equivalents                                   $     88,000    $    474,000

Notes and Accounts Receivable, net of allowance for
 doubtful accounts of $690,000 in 1998 and 1997               17,563,000      16,292,000
Inventories                                                   20,474,000      16,190,000
Prepaid Expenses and Other Current Assets                        355,000         602,000

Deferred Taxes                                                   493,000         493,000
                                                            ------------    ------------
   Total Current Assets                                       38,973,000      34,051,000

Property, Plant and Equipment,                                 2,636,000       2,633,000
  Less: 'Allowance for Depreciation and Amortization          (1,057,000)     (1,038,000)
                                                            ------------    ------------
                                                               1,579,000       1,595,000

Other Assets: Deferred taxes                                     771,000         716,000
                Goodwill                                       3,916,000       4,011,000
              Other Intangibles                                1,255,000       1,217,000
                                                            ------------    ------------
Total Assets                                                $ 46,494,000    $ 41,590,000
                                                            ============    ============
            Liabilities & Stockholder's Equity
Current Liabilities:
Current Portion of Long Term Debt                           $  1,773,000    $  1,773,000
Notes Payable                                                 18,305,000      15,135,000
Accounts Payable,Trade                                         9,928,000       5,204,000
Accrued Liabilities                                              676,000       2,228,000
Deferred Income                                                2,264,000       2,339,000
                                                            ------------    ------------
   Total Current Liabilities                                  32,946,000      26,679,000

Noncurrent Liabilities

   Long Term Senior Debt                                       4,825,000       5,000,000

   Subordinated Debt                                           2,313,000       2,364,000
   Less: Current Portion of Long-term Debt                    (1,773,000)     (1,773,000)
                                                               5,365,000       5,591,000

Stockholders' Equity
Preferred Shares,$1.00 par value; authorized
   500,000 shares; none issued
Common Shares,$.10 par value; authorized
   6,000,000 shares; issued 3,116,692 shares at March 31,        311,000         309,000
   1998 and 3,086,692 shares at December 31, 1997
Additional Paid-in Capital                                    17,699,000      17,654,000
Retained Earnings                                             (9,413,000)     (8,228,000)
Treasury Stock                                                  (415,000)       (415,000)
                                                            ------------    ------------
   Total Shareholders' Equity                                  8,182,000       9,320,000

Total Liabilities and Shareholders' Equity                  $ 46,493,000    $ 41,590,000
                                                            ============    ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                           Three months ended March 31
                                                           --------------------------
                                                               1998           1997
                                                           -----------    -----------
OPERATING ACTIVITIES
Net Income                                                 $(1,184,000)   $(1,071,000)
   Reconciliation of net cash provided by
    (used by)operating activities:
        Depreciation and amortization of assets                 19,000         64,000
        Amortization of Intangibles                            227,000        206,000

        Deferred Income                                        (75,000)       500,000
        Other working capital items, assets                 (5,311,000)    (6,421,000)
        Other working capital items, liabilities             3,172,000      5,848,000
        Decrease (increase) in deferred taxes                  (55,000)      (467,000)
        Decrease (increase) in other assets                   (170,000)      (193,000)
                                                           -----------    -----------
Net Cash provided by (Used by) Operating Activities         (3,377,000)    (1,534,000)

INVESTING ACTIVITIES
Capital expenditures                                            (3,000)       (32,000)
Cash (paid) for businesses acquired,net                         45,000           --
Exercise of Stock Options                                        2,000           --
                                                           -----------    -----------
            Net cash  used by investing activities              44,000        (32,000)

FINANCING ACTIVITIES
Increase (Decrease) of Long-Term Debt                         (175,000)          --
Repayment of Subordinated Debt                                 (51,000)       (87,000)
Repayment of Long-term Debt                                       --             --
Repurchase of Odd-Lot Shares                                      --             --
Increase in Line of Credit                                   3,170,000      1,473,000
                                                           -----------    -----------
            Net cash provided by financing activities        2,944,000      1,386,000
                                                           -----------    -----------
Increase (Decrease) in cash and cash equivalents              (389,000)      (180,000)

Cash and cash equivalents, beginning of period                 474,000        372,000
                                                           -----------    -----------
Cash and cash equivalents, end of period                   $    85,000    $   192,000
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash payments during the period for interest       $   319,188    $   231,000
                                                           ===========    ===========
        Cash payments during the period for income taxes   $    80,000    $    50,000
                                                           ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements and related notes included herein have been prepared by Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10-Q. All adjustments, including those of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such requirements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results for any interim period should not be construed as representative for the year taken as a whole due, among other things , to the seasonality of the Company's business.

1.    Description of Business:

      Richton International Corporation ("Richtony") is a holding company with two principal subsidiaries, Century Supply Corp. ("Century") and CBE Technologies Inc. ("CBE"), collectively the "Company". Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches are in 19 states in the Eastern half of The United Stated and in Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for three of the four leading original equipment manufacturers (OEM) in the irrigation systems field.

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

2.    Summary of Significant Accounting Policies:

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Richton and all wholly-owned subsidiarieses. All intercompany accounts and transactions have been eliminated in consolidation.

      As of August 31, 1993 the Richton acquired 100% of the issued and outstanding shares of Century Supply Corp. On March 30, 1995 Richton acquired CBE.

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

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Goodwill and other Intangibles - Goodwill is amortized on a straight-line basis over periods of 5 - 15 years as follows:

      Amortization             Amortization     12/31/95                                   12/31/96
                                  Period        Balance      Additions     Reductions      Balance
      Goodwill
      ------------             ------------   ------------   ----------   ------------   -----------
      Typewriter Maintenance        5 years      1,700,000                   1,310,000       390,000

      Computer Maintenance         15 years      3,360,000      167,000        227,000     3,300,000
      Irrigation               5 - 15 years        141,000      240,000         21,000       360,000
                                              ------------   ----------   ------------   -----------
                                                 5,201,000      407,000      1,558,000     4,050,000

      Amortization             Amortization     12/31/96                                   12/31/97
                                 Period         Balance      Additions     Reductions      Balance
      Goodwill
      ------------             ------------   ------------   ----------   ------------   -----------
      Typewriter Maintenance        5 years        390,000         --          390,000          --

      Computer Maintenance         15 years      3,300,000         --          344,000     2,956,000
      Irrigation               5 - 15 years        360,000      733,000         38,000     1,055,000
                                              ------------   ----------   ------------   -----------
                                                 4,050,000      733,000        772,000     4,011,000

      Other Intangibles

      Irrigation                1 - 5 years        361,000      908,000        154,000     1,115,000

      Computer Maintenance      1 - 5 years        133,000         --          133,000          --
                                              ------------   ----------   ------------   -----------
                                                   494,000      908,000        287,000     1,115,000

      Long-Lived Assets - During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets"("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain relatedintangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result, the Company, continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lives assets, including goodwill, may not be recoverable. The acquisition of CBE (See Note 3) resulted in goodwill of approximately $6.0 million which was based on CBE's two major lines of business - computer maintenance and network installation services and typewriter services. Since the acquisition of CBE, the typewriter contract maintenance business has experienced a continual decline in revenues and it was determined that expected future cash flows (undiscounted and without interest charges) would be less than the carrying amount of the goodwill allocated to the typewriter maintenance business. Based on discounted estimated future cash flows, the Company, recorded a write-down of Goodwill in the amount of $1.0 million in 1995 and based on further decline of that business, an additional charge of $.8 million in the third calendar quarter of 1996,which is included in selling, general and administrative expenses in the consolidated statement of operations for the respective periods involved.

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

      Accounting for Stock Based Compensation - The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock in the accompanying Statement of Income. As supplemental information, the Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during 1997 and 1996 in Note 10, in accordance with the requirement of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (AFAS 123).

3.    Statement of Cash Flows:

      The components of other working capital items included in the Consolidated Statement of Cash Flows are as follows:

                                                      For Three Months Ended
                                                              March 31
                                                     --------------------------
                                                         1998           1997

      Receivables                                    $(1,274,000)       (77,000)
      Inventories                                     (4,284,000)    (6,363,000)
      Prepaid Expenses                                  (247,000)        77,000
                                                     -----------    -----------

      Increase in Working Capital Items, Assets      $(5,311,000)   $(6,421,000)
                                                     ===========    ===========

      Accounts Payable                                 4,724,000      6,625,000
      Accrued Expenses                                (1,552,000)      (784,000)

      Increase Working  Capital Items, Liabilities   $ 3,172,000    $ 6,841,000
                                                     ===========    ===========

4.    Bank Borrowing:

      As was reported earlier, the Company completed a renegotiation of it's senior debt and revolving line of credit financing. The revised agreement
      (a) lowered the rate of interest charged on the line of credit to LIBOR plus 175 basis points rather than prime less an eighth, (b) transferred the principal obligor from Century to Richton, (c) to increase the amount of unsecured financiing to nearly $8 million and (d) release the pledge of commong stock of Century, which had previously been held as security for the bank loans. The term loan will continue to amortize at the rate of $.18 million per quarter. In addition, certain financial covenants and distribution restrictions were also modified or curtailed completely.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

5.    Earnings per Common Share and Common Share Equivalent:

      Earnings per common share equivalent were calculated on the basis of the

                                                                     Per -Share
                                           (Loss)         Shares       Amount
                                         ------------    ---------   ----------
                                      For the three months ended March 31, 1998
                                      -----------------------------------------

      Net Income                         ($1,184,000)    2,978,000      ($.40)

      Options issued to Executives                         142,000

      Shares subject to exercise
        of warrants                                        241,000

      Income available to common
        shareholders                     ($1,184,000)    3,361,000      ($.35)

                                      For the three months ended March 31, 1998
                                      -----------------------------------------

      Net Income                         ($1,071,000)    2,949,000      ($.36)

      Options issued to Executives                         135,000

      Shares subject to exercise
        of warrants                                        195,000

      Income available to common
        shareholders                     ($1,071,000)    3,279,000      ($.33)

           Mangement's Discussion and Analysis of Financial Condition
                           and Results of Operations.

RESULTS OF OPERATION - For the three months ended March 31, 1998.

1998 Compared with 1997

Sales for the three months ended March 31, 1998 were $17.0 million, an increase of $2.9 million or approximately 20% over $14.1 million recorded in the same three month period in 1997. This increase was attributed to both Century Supply and CBE Technologies, Inc.

Gross profit for the three months ended March 31, 1998 was $4.3 million, an increase of $.6 million or approximately 16.8% over $3.7 million recorded in the same three months in 1997. This increase is due primarily to the higher sales noted above. The gross profit percentage of sales declined during this most recent quarter principally due to unfavorable product mix.

Selling, general and administration expenses for the three months ended March 31, 1998 increased $.76 million or 14.4% to $6.0 million from $5.3 million for the same three month period ended March 31, 1997. The higher level of expense is principally due to the increased number of operating branches at Century. During the first quarter of 1998 Century was operating 75 branches as compared to 60 branches the same time last year.

The federal, state and foreign income tax credit for the three months ended March 31, 1998 was $.8 million, a slight increase over the $.7 million recorded for the same three month period last year.

Net loss for the three month period ended March 31, 1998 was $1.18 million, or ($.35 per share-diluted.) This compares with $1.07 million or ($.33 per share-diluted) reported for the same three months period ended March 31, 1997. The higher loss is principally attributed to the foregoing factors and to the unfavorable weather conditions ("El Nino") through out the south east region which during the first quarter of each year usually accounts for a majority share of Century's business partially offset by profit improvement in CBE.

This report contains forward-looking statements. The matters expressed in such statements are subject to numerous uncertainties and risks including but not limited to general economic and climatic conditions in the markets in which Richton and its subsidiaries operate, fluctuation in demand for the products and services offered by these subsidiaries, and current expections of the Company or its management. Should one or more of those uncertanties or risk materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described as forward-looking statements. The Company does not intend to update those forward-looking statements.

Financial Condition

The company's working capital declined by approximately $1.37 million to $6.0 million at March 31, 1998 from that of $7.3 million at December 31, 1997. This decline was attributed to the net loss of $1.18 million and to the repayment of scheduled term and subordinated debt during the quarter ended March 31, 1998 of approximately $.22 million. The decline in working capital is consistent with prior history for the first quarter of each year.

As was stated earlier, the Company completed a renegotiation of it's senior debt and revolving line of credit financing during the first quarter of 1998. The revised agreement (a) lowered the rate of interest charged on the line of credit to LIBOR plus 175 basis points rather than prime less an eighth, (b) reduced the number of financial covenants required, (c) transferred the obligor from Century to Richton, (d) increased the amount of unsecured financing to nearly $8 million and released the pledge of common stock of Century, which has previously been held as security for the bank loans.

Though the Company has continued to generate sufficient cash to liquidate its term and subordinated debt as it becomes due, and make acquisitions necessary for it's growth, there is no assurance, given the high degree of leverage, the seasonality of its principal business, that it can continue to do so in the future.

The Annual Stockholders meeting was held previously announced on April 29, 1998 at the American Stock Exchange. At the meeting Mr. Thomas Hilb, and Mr. Peter White were elected to serve as directors for a term expiring at the 2001 annual meeting receiving 2,770,682 votes or 93% of the total available to vote. The number of shares withheld were 47,201. At the same meeting, shareholders confirmed the appointment of Arthur Andersen & Co. L.L.P. as independent auditors for the calendar year ending December 31, 1998, receiving 2,777,182 votes or 93.3% of the total available to vote. The number of shares that voted against confirmation or abstained from voting were 38,300 and 1,401 respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

                       ----------------------------------

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


Date:  May 12, 1998
        Madison, New Jersey