Form 10-Q
period 1998-06-30
RICHTON INTERNATIONAL CORP
filed 1998-08-12
CIK 83877

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 - Q

                                   (Mark One)


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

         For the Quarter Ended                       Commission file number
             June 30, 1998                                   0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

                DELAWARE                                   05-0122205
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    identification No.)

  340 Main Street, Madison, New Jersey                        07940
(Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number                        (973) 966-0104

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

        Common Stock, par value $.10, 2,870,000 shares at August 1, 1998

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------

                                                                            PAGE

PART I FINANCIAL INFORMATION

     Item 1. - Financial Statements:

                    Consolidated Statements of Operations
                    for the six months ended June 30, 1998
                    and June 30, 1997                                         3

                    Consolidated Balance Sheets at June 30,
                    1998 and December 31, 1997                                4

                    Consolidated Statements of Cash Flow for
                    the six months ended June 30, 1998 and
                    June 30, 1997                                             5

                    Notes to Consolidated Financial
                    Statements                                                6

     Item 2. - Management's Discussion and
                    Analysis of Results of Operation and
                    Financial Condition                                      10

PART II OTHER INFORMATION                                                    11

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       'CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three  Months ended              Six months ended
                                                             June 30                         June 30
                                                  ------------------------------   ---------------------------
                                                       1998            1997           1998           1997
                                                  ------------      ----------     -----------     -----------
Net Sales                                         $ 50,274,000      35,932,000     $67,229,000     $50,013,000

Cost of Sales                                       36,173,000      25,488,000      48,815,000      35,877,000
                                                  ------------      ----------     -----------     -----------
Gross Profit                                        14,101,000      10,444,000      18,414,000      14,136,000

Selling, general & administrative
   expenses                                          8,733,000       6,635,000      14,750,000      11,893,000

Interest (income)                                     (145,000)       (105,000)       (315,000)       (252,000

Interest  expense                                      533,000         506,000         954,000         867,000
                                                  ------------      ----------     -----------     -----------

Income  before Taxes                                 4,980,000       3,408,000       3,025,000       1,628,000

Provision for income taxes                           1,979,000       1,339,000       1,208,000         630,000
                                                  ------------      ----------     -----------     -----------
Net Income                                        $  3,001,000     $ 2,069,000     $ 1,817,000     $   998,000


Net Income Per share:                             $       1.03     $      0.70     $      0.62     $      0.34
                                                  ============     ===========     ===========     ===========

Basic earnings per common share:                  $       0.89     $      0.63     $      0.53     $      0.31
                                                  ============     ===========     ===========     ===========

Diluted earnings per common share:

Average Common and Common Equivalent
  Shares outstanding
            Basic-                                   2,919,000       2,948,000       2,946,000       2,948,000
                                                  ============     ===========     ===========     ===========

            Diluted-                                 3,383,000       3,267,000       3,408,000       3,267,000

          The accompanying notes to consolidated financial statements are an integral part of these Consolidated Financial Statements

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     June 30        December 31
                  Assets                               1998            1997
                                                       ----            ----

Current assets:
Cash and Cash Equivalents                        $    942,000      $    474,000

Notes and Accounts Receivable, net
  of allowance for doubtful accounts
  of $690,000 in 1998 and $700,000 in 1997         32,718,000        16,292,000
Inventories                                        23,019,000        16,190,000
Prepaid Expenses and Other Current Assets             960,000           602,000

Deferred Taxes                                        493,000           493,000
                                                 ------------      ------------
     Total Current Assets                          58,132,000        34,051,000

Property, Plant and Equipment,                      2,794,000         2,633,000
  Less: 'Allowance for Depreciation
    and Amortization                               (1,150,000)       (1,038,000)
                                                 ------------      ------------
                                                    1,644,000         1,595,000

Other Assets: Deferred taxes                          502,000           716,000
                Goodwill                            3,845,000         4,011,000
             Other Intangibles                      1,326,000         1,217,000
                                                 ------------      ------------
Total Assets                                     $ 65,449,000      $ 41,590,000
                                                 ============      ============

       Liabilities & Stockholder's Equity
Current Liabilities:
Current Portion of Long Term Debt                $  1,773,000      $  1,773,000
Notes Payable                                      26,034,000        15,135,000
Accounts Payable,Trade                             16,295,000         5,204,000
Accrued Liabilities                                 3,742,000         2,228,000
Deferred Income                                     2,191,000         2,339,000
                                                 ------------      ------------
     Total Current Liabilities                     50,035,000        26,679,000

Noncurrent Liabilities

  Long Term Senior Debt                             4,825,000         5,000,000

  Subordinated Debt                                 2,033,000         2,364,000
  Less: Current Portion of
     Long-term Debt                                (1,773,000)       (1,773,000)
                                                    5,085,000         5,591,000

Stockholders' Equity
Preferred Shares,$1.00 par value;
  authorized 500,000 shares;
  none issued
Common Shares,$.10 par value;
  authorized 6,000,000 shares;
  issued 3,116,692 shares at
  March 31, 1998 and 3,086,692
  shares at December 31, 1997                         311,000           309,000
Additional Paid-in Capital                         17,700,000        17,654,000
Retained Earnings                                  (6,411,000)       (8,228,000)
Treasury Stock                                     (1,271,000)         (415,000)
                                                 ------------      ------------
     Total Shareholders' Equity                    10,329,000         9,320,000

Total Liabilities and Shareholders' Equity       $ 65,449,000      $ 41,590,000
                                                 ============      ============

          The accompanying notes to consolidated financial statements are an integral part of these Consolidated Financial Statements

              RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     Six months ended June 30
                                                 ------------------------------
                                                     1998               1997
                                                     ----               ----
OPERATING ACTIVITIES
Net  Income                                      $  1,817,000      $    999,000
   Reconciliation of net cash provided
     by (used by )operating activities:
     Depreciation and amortization of assets          112,000           126,000
     Amortization of Intangibles                      538,000           255,000

     Deferred Income                                 (148,000)          188,000
     Other working capital items, assets          (22,921,000)      (18,711,000)
     Other working capital items, liabilities      12,605,000         7,463,000
     Decrease (increase) in deferred taxes            214,000            55,000
     Decrease (increase) in other assets              (81,000)          197,000
                                                 ------------      ------------
Net Cash provided by (Used by)
   Operating Activities                            (7,864,000)       (9,428,000)

INVESTING ACTIVITIES
Capital expenditures                                  (56,000)          (68,000)
Cash (paid) for businesses acquired,net            (1,172,000)             --
Exercise of Stock Options                              48,000              --
Repurchase of common Stock                           (856,000)           (7,000)
                                                 ------------      ------------
        Net cash  used by investing
          activities                               (2,036,000)          (75,000)

FINANCING ACTIVITIES
Increase (Decrease)  of Long-Term  Debt              (175,000)         (200,000)
Repayment of Subordinated Debt                       (331,000)         (947,000)
Repayment of Long-term Debt                             --             (100,000)
Reduction in Installment obligation                     --                 --
Increase in Line of Credit                         10,874,000        10,407,000
                                                 ------------      ------------
        Net cash provided by financing
          activities                               10,368,000         9,160,000
                                                 ------------      ------------
Increase (Decrease) in cash and
   cash equivalents                                   468,000          (343,000)

Cash and cash  equivalents,
   beginning of period                                474,000           372,000
                                                 ------------      ------------
Cash and cash equivalents,
   end of period                                 $    942,000      $     29,000
                                                 ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

     Cash payments during the
        period for interest                      $    891,000      $    600,000

     Cash payments during the
        period for income taxes                  $    161,000      $    177,000
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

1.    Description of Business:

      Richton International Corporation ("Richton") is a holding company with two principal subsidiaries, Century Supply Corp. ("Century") and CBE Technologies Inc. ("CBE"), collectively the "Company". Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches are in 19 states largely in the Eastern half of The United Stated and in Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for three of the four leading original equipment manufacturers (OEM) in the irrigation systems field.

      CBE Technologies, Inc. ("CBE") headquartered in Boston, Massachusetts with satellite offices in New York, Costa Mesa and Portland, Maine is a Systems Integrator providing, network consulting, design, and installation; networking management and related support; technical service outsourcing; comprehensive hardware maintenance; and equipment sales. CBE's technical certifications include; Novell Platinum reseller, Microsoft Channel partner, Banyan Enterprise/Network dealer, Novell authorized Training Center, as well as a Novell Authorized Service Center.

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

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Goodwill and other Intangibles - Goodwill is amortized on a straight-line basis over periods of 5 - 15 years as follows:


                         Amortization    12/31/95                             12/31/96
Amortization               Period       Balance    Additions   Reductions    Balance
--------------           ------------   ---------   ---------   ----------   ---------
Goodwill
Typewriter Maintenance      5 years     1,700,000                1,310,000     390,000
Computer Maintenance       15 years     3,360,000     167,000      227,000   3,300,000
Irrigation               5 - 15 years     141,000     240,000       21,000     360,000
                                        ---------   ---------   ----------   ---------
                                        5,201,000     407,000    1,558,000   4,050,000

                         Amortization    12/31/96                             12/31/97
Amortization                Period        Balance   Additions   Reductions    Balance
--------------           ------------   ---------   ---------   ----------   ---------
Goodwill
Typewriter Maintenance      5 years       390,000        --        390,000        --
Computer Maintenance       15 years     3,300,000        --        344,000   2,956,000
Irrigation               5 - 15 years     360,000     733,000       38,000   1,055,000
                                        ---------   ---------   ----------   ---------
                                        4,050,000     733,000      772,000   4,011,000

Other Intangibles
Irrigation                1 - 5 years     361,000     908,000      154,000   1,115,000
Computer Maintenance      1 - 5 years     133,000        --        133,000        --
                                        ---------   ---------   ----------   ---------
                                          494,000     908,000      287,000   1,115,000

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

3.    Statement of Cash Flows:

      The components of other working capital items included in the Consolidated Statement of Cash Flows are as follows:

                                               For Six Months Ended
                                                     June 30
                                       ------------------------------------
                                        1998                     1997


      Receivables                      $(16,239,000)          $(11,399,000)
      Inventories                        (6,324,000)            (7,073,000)

      Prepaid Expenses and other           (358,000)              (239,000)
                                       ------------           ------------

      Increase in Working Capital
      Items, Assets                    $(22,921,000)          $(18,711,000)
                                       ============           ============

      Accounts Payable                   11,091,000              7,866,000
      Accrued Expenses                    1,514,000               (403,000)

      Increase Working Capital         ------------           ------------
       Items, Liabilities              $ 12,605,000           $  7,463,000
                                       ============           ============

4.    Bank Borrowing:

      In July, 1998, due to its increase in sales and to acquisitions of new branches, Century requested and received authorization from its bank to increase its line of credit to $30 million from $25 million. As has been noted before, Century's working capital needs expand during the second and early third quarters of each year. This year is no exception. During the remaining months historically receivable balances are liquidated, releasing substandard amounts of cash that may be used to reduce short - term borrowing.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

5.    Earnings per Common Share and Common Share Equivalent:

      Earnings per common share equivalent were calculated on the basis of the

                                              Net                     Per-Share
                                             Income         Shares      Amount
                                             ------         ------      ------

                                          For the six months ended June 30, 1998
                                          --------------------------------------

      Net Income                             $1,817,000    2,946,000(1)    $.62

      Options issued to Executives                           194,000

      Shares subject to exercise of
        warrants                                268,000

      Income available to common
        shareholders                         $1,817,000    3,408,000       $.53

      (1) Includes the acquisition of 107,000 shares of the Company's common stock. The Company uses a trailing twelve month rolling average of shares outstanding.

                                          For the six months ended June 30, 1997
                                          --------------------------------------

      Net Income                               $998,000    2,948,000       $.34

      Options issued to Executives                           129,000

      Shares subject to exercise of
        warrants                                190,000

      Income available to common
        shareholders                           $998,000    3,267,000       $.31

Mangement's Discussion and Analysis of Results of Operations and Financial Condition - (For the six months ended June 30, 1998).


RESULTS OF OPERATIONS

Sales for the six months ended June 30, 1998 were $67.3 million compared to $50.0 million for the six months ended June 30, 1997. An increase of approximately 35%.

Gross profit for the six months ended June 30, 1998 was $18.4 million compared to $14.1 million for the same six month period in 1997. The 1998 increase over the 1997 amount is due to the higher sales in 1998. The gross profit percentage of sales for the latest six month period was 27.4% compared to 28.3% for the same six months last year. The decline in gross profit percentage is principally due to the mix of products sold .

Selling, general and administrative expenses for the six months ended June 30, 1998 increased 23.5% to $14.7 million compared to $11.9 million for the same six month period in 1997. The higher level of expense is principally due to the increased number of operating branches at Century. As of June 30, 1998 Century has 82 branches compared to 57 at June 30, 1997.


The federal, state and foreign income tax provision for the six months ended June 30, 1998 were $1.2 million or 40% of pre-tax profits. In 1997 the comparable amount was $.6 million or 39% of pre-tax profits. The higher tax provision was due to higher pre-tax profits and the higher percentage of taxes to pre-tax profits is principally due to higher state tax provision relating to the expansion into states with higher tax rates.

Net income for the six months ended June 30, 1998 were $1.8 million or $.53 per diluted share compared to $1.0 million or $.31 per diluted share. The higher net income is principally attributed to a robust construction industry in the markets served by Century, and overall favorable weather conditions helped by El Nino's impact on normal patterns. Locations which have recently been opened have begun to be profitable. New areas continue to be tapped so that there are now more than eighty branches. CBE has also contributed positively to both sales and profits when compared to prior periods. A large share of Richton's sales are seasonal, and the second quarter traditionally is the company's best.

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

FINANCIAL CONDITION

The company's working capital improved during the past six months to $8.1 million from $7.3 million at December 31, 1997. The Company's free cash flow for the six months ended June 30, 1998 was $2.6 million compared to $1.3 million for the same six month period in 1997. During the six month period ended June 30, 1998 the Company spent $1.2 million on acquisitions, acquired 107,000 shares of it's common stock for $.86 million and repaid senior and subordinate debt of $.5 million. The company's increased working assets were completely funded by the line of credit availability.

The Company continues to generate sufficient cash flow to liquidate its senior and subordinated debt as it becomes due, and to make acquisitions. However, there is no assurance given the seasonality of its principal business that it can continue to do so in the future.

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


Date: August 10, 1998
      Madison, New Jersey