Form 10-Q
period 1998-09-30
RICHTON INTERNATIONAL CORP
filed 1998-11-13
CIK 83877

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 - Q

                                   (Mark One)


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934

                                   ----------

  For the Quarter Ended                                Commission file number
   September 30, 1998                                          0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

            DELAWARE                                             05-0122205
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             identification No.)

  767 5th Avenue, New York, New York                                 10153
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number                                  (212) 751-1445

   Securities registered under                       Name of Exchange on
Section 12 (b) of the Exchange Act:                    which Registered:

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

      Common Stock, par value $.10, 2,850,000 shares at November 1, 1998

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------

                                                                            PAGE

PART I FINANCIAL INFORMATION

     Item 1. - Financial Statements:

                    Consolidated Statements of Operations
                    for the three and nine months ended September 30, 1998
                    and September 30, 1997                                    3

                    Consolidated Balance Sheets at September 30,
                    1998 and December 31, 1997                                4

                    Consolidated Statements of Cash Flow for
                    the nine months ended September 30, 1998 and
                    September 30, 1997                                        5

                    Notes to Consolidated Financial
                    Statements                                                6

     Item 2. - Management's Discussion and
                    Analysis of Results of Operation and
                    Financial Condition                                      10

PART II OTHER INFORMATION - None

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             Three  Months ended           Nine months ended
                                                September 30                  September 30
                                         -------------------------   ---------------------------
                                           1998           1997           1998           1997
                                           ----           ----           ----           ----
Net Sales                               $48,241,000   $ 35,145,000   $115,470,000   $ 85,158,000

Cost of Sales                            34,722,000     25,002,000     83,537,000     60,879,000
                                        -----------     ----------     ----------    -----------
Gross Profit                             13,519,000     10,143,000     31,933,000     24,279,000


Selling, general & administrative
   expenses                               9,996,000      7,347,000     24,746,000     19,240,000

Interest (income)                          (139,000)      (157,000)      (454,000)      (409,000)

Interest expense                            755,000        567,000      1,709,000      1,434,000
                                        -----------     ----------     ----------    -----------

Income before Taxes                       2,907,000      2,386,000      5,932,000      4,014,000

Provision for income taxes                1,160,000      1,016,000      2,368,000      1,645,000
                                        -----------     ----------     ----------    -----------
Net Income                              $ 1,747,000     $1,370,000     $3,564,000    $ 2,369,000
                                        ===========     ==========     ==========    ===========

Net Income Per share:                   $      0.61     $     0.46     $     1.22    $      0.80
                                        ===========     ==========     ==========    ===========
Basic earnings per common share:        $      0.53     $     0.41     $     1.06    $      0.71
                                        ===========     ==========     ==========    ===========
Diluted earnings per common share:

Average Common and Common Equivalent
  Shares outstanding
        Basic-                            2,854,000      2,948,000      2,922,000      2,948,000
                                        ===========     ==========     ==========    ===========
        Diluted-                          3,326,000      3,317,000      3,356,000      3,316,000
                                        ===========     ==========     ==========    ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   September 30    December 31
                                                       1998           1997
                                                   ------------    ------------
                                         Assets
Current assets:
Cash and Cash Equivalents                          $    545,000    $    474,000
Notes and Accounts Receivable, net of
  allowance for doubtful accounts of
  $940,000 in 1998 and $690,000 in 1997              33,821,000      16,292,000
Inventories                                          21,810,000      16,190,000
Prepaid Expenses and Other Current Assets               894,000         602,000
Deferred Taxes                                          293,000         493,000
                                                   ------------    ------------
   Total Current Assets                              57,363,000      34,051,000

Property, Plant and Equipment,                        2,999,000       2,633,000
   Less: Allowance for Depreciation and
     Amortization                                    (1,259,000)     (1,038,000)
                                                   ------------    ------------
                                                      1,740,000       1,595,000
Other Assets: Deferred taxes                            597,000         716,000
      Goodwill, net                                   4,278,000       4,011,000
    Other Intangibles, net                            1,761,000       1,217,000
                                                   ------------    ------------
Total Assets                                       $ 65,739,000    $ 41,590,000
                                                   ============    ============

                       Liabilities & Stockholders' Equity
Current Liabilities:
Current Portion of Long Term Debt                  $  1,750,000    $  1,773,000
Notes Payable                                        30,312,000      15,135,000
Accounts Payable, Trade                               9,558,000       5,204,000
Accrued Liabilities                                   4,705,000       2,228,000
Deferred Income                                       2,341,000       2,339,000
                                                   ------------    ------------
        Total Current Liabilities                    48,666,000      26,679,000

Noncurrent Liabilities
        Long Term Senior Debt                         4,650,000       5,000,000
        Subordinated Debt                             2,356,000       2,364,000
        Less: Current Portion of Long-term Debt      (1,750,000)     (1,773,000)
                                                   ------------    ------------
                                                      5,256,000       5,591,000
Stockholders' Equity
Preferred Shares, $1.00 par value; authorized
   500,000 shares; none issued
Common Shares, $.10 par value; authorized
   6,000,000 shares; issued 3,116,692 shares
   at September 30, 1998 and 3,086,692
   shares at December 31, 1997                          311,000         309,000
Additional Paid-in Capital                           17,699,000      17,654,000
Retained Earnings                                    (4,664,000)     (8,228,000)
Treasury Stock                                       (1,430,000        (415,000)
Translation adjustment                                  (99,000)           --
                                                   ------------    ------------
        Total Shareholders' Equity                   11,817,000       9,320,000
                                                   ------------    ------------
Total Liabilities and Shareholders' Equity         $ 65,739,000    $ 41,590,000
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

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Nine months ended
                                                             September 30
                                                       ------------------------
                                                         1998          1997
                                                         ----          ----
OPERATING ACTIVITIES
Net Income                                           $ 3,564,000   $  2,369,000
   Reconciliation of net cash provided by (used by)
     operating activities:
       Depreciation and amortization of assets           221,000        170,000
       Amortization of Intangibles                       800,000      1,180,000
       Loss on Disposal of fixed Assets                  425,000           --
       Deferred Income                                     2,000        690,000
       Other working capital items, assets           (21,140,000)   (18,014,000)
       Other working capital items, liabilities        6,841,000      4,535,000
       Decrease (increase) in deferred taxes             319,000      1,108,000
       Decrease (increase) in other assets              (161,000)       101,000
                                                    ------------   ------------
Net Cash provided by (Used by) Operating
  Activities                                          (9,129,000)    (7,861,000)

INVESTING ACTIVITIES
Capital expenditures                                    (342,000)       (55,000)
Cash (paid) for businesses acquired, net              (3,973,000)        (6,000)
Exercise of Stock Options                                 47,000
Repurchase of common Stock                            (1,015,000)          --
                                                    ------------   ------------
       Net cash used by investing activities          (5,283,000)       (61,000)

FINANCING ACTIVITIES
Repayment of Subordinated Debt                          (433,000)      (200,000)
Repayment of Long-term Debt                             (175,000)    (1,079,000)
Reduction in Installment obligation                     (150,000)      (150,000)
Increase in Line of Credit                            15,277,000     11,537,000
                                                    ------------   ------------
      Net cash provided by financing activities       14,519,000     10,108,000

Effect of Exchange Rate changes on Cash balances          (3,000)          --
                                                    ------------   ------------
Increase (Decrease) in cash and cash equivalents          71,000      2,186,000

Cash and cash equivalents, beginning of period           474,000        372,000
                                                    ------------   ------------
Cash and cash equivalents, end of period            $    545,000   $  2,558,000
                                                    ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash payments during the period for interest  $  1,255,000   $  1,041,000
                                                    ============   ============
      Cash payments during the period for income
         taxes                                      $  1,769,000   $    215,000
                                                    ============   ============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements and related notes included herein have been prepared by Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10-Q. All adjustments, consisting of normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such requirements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results for any interim period should not be construed as representative for the year taken as a whole due, among other things , to the seasonally of the Company's business.

1. Description of Business:

      Richton International Corporation ("Richton") is a holding company with two principal subsidiaries, Century Supply Corp. ("Century") and CBE Technologies Inc. ("CBE"), collectively the "Company". Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches are in 19 states largely in the Eastern half of The United Stated and in Ontario, Canada. Manufacturers primarily through wholesale distributors have historically sold irrigation products. Century is a major distributor in the United States for three of the four leading original equipment manufacturers (OEM) in the irrigation systems field. CBE Technologies, Inc. ("CBE") headquartered in Boston, Massachusetts with satellite offices in New York, Costa Mesa and Portland, Maine is a Systems Integrator providing, network consulting, design, and installation; networking management and related support; technical service outsourcing; comprehensive hardware maintenance; and equipment sales. CBE's technical certifications include; Novell Platinum reseller, Microsoft Channel partner, Banyan Enterprise/Network dealer, Novell authorized Training Center, as well as a Novell Authorized Service Center.

2. Summary of Significant Accounting Policies:

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Richton and all wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

      Cash and Cash Equivalents - Cash and Cash Equivalents are defined as cash on demand at a bank, and certificates of deposit and or a government security purchased with maturates of less than three months.

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

      Inventories - The Company values inventory at the lower of cost or market using the first in first out ("FIFO") method of accounting.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

      Goodwill and other Intangibles - Goodwill and other intangibles are amortized on a straight-line basis over periods of 5 - 15 years as follows:

                         Amortization    12/31/97                             9/30/98
Amortization               Period        Balance    Additions   Reductions     Balance
--------------           ------------   ---------   ---------   ----------   ---------
Goodwill

Computer Maintenance       15 years     2,956,000                  247,000   2,709,000
Irrigation               5 - 15 years   1,055,000     613,000       99,000   1,569,000
                                        ---------   ---------   ----------   ---------
                                        4,011,000     613,000      346,000   4,278,000
                                        =========     =======      =======   =========
Other Intangibles
Irrigation                1 - 5 years   1,115,000     837,000      244,000   1,708,000
                                        ---------   ---------   ----------   ---------
                                        1,115,000     837,000      244,000   1,708,000
                                        =========     =======      =======   =========

                         Amortization    12/31/96                             12/31/97
Amortization                Period        Balance   Additions   Reductions    Balance
--------------           ------------   ---------   ---------   ----------   ---------
Goodwill
Typewriter Maintenance      5 years       390,000        --        390,000        --
Computer Maintenance       15 years     3,300,000        --        344,000   2,956,000
Irrigation               5 - 15 years     360,000     733,000       38,000   1,055,000
                                        ---------   ---------   ----------   ---------
                                        4,050,000     733,000      772,000   4,011,000
                                        =========     =======      =======   =========
Other Intangibles
Irrigation                1 - 5 years     361,000     908,000      154,000   1,115,000
Computer Maintenance      1 - 5 years     133,000        --        133,000        --
                                        ---------   ---------   ----------   ---------
                                          494,000     908,000      287,000   1,115,000
                                          =======     =======      =======   =========

Long-lived Assets - During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets"("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result, the Company, continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lives assets, including goodwill, may not be recoverable. The acquisition of CBE (See Note 3) resulted in goodwill of approximately $6.0 million which was based on CBE's two major lines of business
- computer maintenance and network installation services and typewriter services. Since the acquisition of CBE, the typewriter contract maintenance business has experienced a continual decline in revenues and it was determined that expected future cash flows (UN-discounted and without interest charges) would be less than the carrying amount of the goodwill allocated to the typewriter maintenance business. Based on discounted estimated future cash flows, the Company, recorded a write-down of Goodwill in the amount of $1.0 million in 1995 and based on further decline of that business, an additional charge of $.8 million in the third calendar quarter of 1996,which is included in selling, general and administrative expenses in the consolidated statement of operations for the respective periods involved.

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

3. Statement of Cash Flows:

The components of other working capital items included in the Consolidated Statement of Cash Flows are as follows:

                                               For Nine Months Ended
                                                     September 30
                                       ------------------------------------
                                           1998                   1997
                                       ------------           ------------

      Receivables                      $(16,945,000)          $(12,369,000)
      Inventories                        (3,903,000)            (5,417,000)

      Prepaid Expenses and other           (292,000)              (228,000)
                                       ------------           ------------

      Increase in Working Capital
      Items, Assets                    $(21,140,000)          $(18,014,000)
                                       ============           ============

      Accounts Payable                    4,364,000              4,184,000
      Accrued Expenses                    2,477,000                351,000
                                       ------------           ------------
      Increase Working Capital
       Items, Liabilities              $  6,841,000           $  4,535,000
                                       ============           ============

4. Bank Borrowing:

In July, 1998, due to its increase in sales and to acquisitions of new branches, Century requested and received authorization from its bank to increase its line of credit to $30 million from $25 million. As has been noted before, Century's working capital needs expand during the second and early third quarters of each year. This year is no exception. During the remaining months of the second half of the year historically receivable balances are reduced, releasing significant amounts of cash that may be used to reduce short - term borrowing. The Company has entered into negotiations with Michigan National Bank to revise the terms and increase the borrowing limits on the lines of credit.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

5. Earnings per Common Share and Common Share Equivalent:

      Earnings per common share equivalent on the basis of 3,356,000 and 3,317,000 weighted average common and common equivalent shares outstanding in the nine months ending September 30, 1998 and 1997, respectively.

                                          Net                     Per-Share
                                         Income         Shares      Amount
                                         ------         ------      ------

                                    For the nine months ended September 30, 1998
                                    --------------------------------------------

  Net Income                             $3,564,000    2,922,000(1)    $1.22

  Options issued to Executives                           181,000

  Shares subject to exercise of
    warrants                                             253,000

  Income available to common
    shareholders                         $3,564,000    3,356,000       $1.06

(1) Reduced by the acquisition of 127,000 shares of the Company's common stock during the first nine months of 1998. The Company uses a trailing twelve-month rolling average of shares outstanding.

                                    For the nine months ended September 30, 1997
                                    --------------------------------------------

  Net Income                             $2,369,000    2,948,000        $.80

  Options issued to Executives                           152,000

  Shares subject to exercise of
    warrants                                             217,000

  Income available to common
    shareholders                         $2,369,000    3,317,000        $.71

Management's Discussion and Analysis of Results of Operations and Financial Condition - (For the nine months ended September 30, 1998).

RESULTS OF OPERATIONS

Sales for the nine months ended September 30, 1998 were $115.5 million compared to $85.2 million for the nine months ended September 30, 1997. An increase of approximately 36%.The higher sales is principally attributed to a brisk economy, favorable weather conditions in the areas the company serves and additional market reach. Locations, which have recently been opened, are in Idaho, Utah and Oregon. New areas continue to be tapped so that there are now nearly ninety branches

Gross profit for the nine months ended September 30, 1998 was $31.9 million compared to $24.3 million for the same nine-month period in 1997. The 1998 increase over the 1997 amount is due to the higher sales in 1998. The gross profit percentage of sales for the latest nine-month period was 27.7% compared to 28.5% for the same nine months last year. The declines in gross profit percentage is principally due to the mix of products sold and lower margins on the computer maintenance contracts.

Selling, general and administrative expenses for the nine months ended September 30, 1998 increased 28.6% to $24.7 million compared to $19.2 million for the same nine month period in 1997. The higher level of expense is principally due to the increased number of operating branches at Century. As of September 30, 1998 Century has nearly 90 branches compared to 57 at September 30, 1997 including approximately 10 additional branches acquired during the past three months.

The federal, state and foreign income tax provision for the nine months ended September 30, 1998 were $2.4 million or 40% of pre-tax profits. In 1997 the comparable amount was $1.6 million.

Net income for the nine months ended September 30, 1998 was $3.6 million or $1.06 per share - diluted, compared to $2.4 million or $.71 per share - diluted. The higher net income is due to the higher sales as noted above. As previously reported a large share of Richton's business is seasonal and one quarter's results cannot be used as a measure for the other quarters.

FINANCIAL CONDITION

The company's working capital improved during the past nine months to $8.7 million from $7.4 million at December 31, 1997. The Company's free cash flow for the nine months ended September 30, 1998 was $5.2 million compared to $5.6 million for the same nine-month period in 1997. The 1997 amount included $1.1 million from use of net operating tax loss carryforward that are no longer available in 1998. During the nine month period ended September 30, 1998 the Company acquired several irrigation businesses for $3.9 million, acquired 127,000 shares of it's common stock for $1.0 million and repaid senior and subordinate debt of $.8 million.

The Company continues to generate sufficient cash flow to liquidate its senior and subordinated debt as it becomes due, and to make acquisitions. However, there is no assurance given the seasonality of its principal business that it can continue to do so in the future.

Year 2000

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by its computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define an applicable year. Certain programs may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or systems failure.

Each of the Company's operating subsidiaries uses systems software acquired from an established software vendor. In each case the vendor has indicated that the software is compliant. In addition the company will take a inventory of all off-line software programs and either modify or discard those not in compliance. During the first half of 1999, Century will up grade its existing software system using the same vendor. During this upgrade Century will test the systems to insure that it is 2000 compliant. CBE's systems were recently upgraded and the vendor supplying the programs has given the Company written assurances that the software is compliant.

Century and CBE are working with its vendors, suppliers and customers to determine if their systems will be Year 2000 compliant as well. In the event that suppliers or vendors are unable to convert or replace systems appropriately, the Company intends to switch to suppliers that are able to provide year 2000 transaction processing.

The Company's ability however to be completely year 2000 compliant is of course dependant upon the ability of its vendors, suppliers, banks and other fiduciaries to also be compliant. In addition, we cannot guarantee that third parties upon whom the Company depend for essential services (such as electric utilities, and telephone and other interchange carriers) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could disrupt the Company's businesses. The Company has established a supplier compliance program to minimize such risks.

FORWARD-LOOKING STATEMENTS

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report contains forward-looking statements relating to the business of the Company. The matters expressed in such statements are subject to numerous uncertainties and risks including but not limited to general economic and climatic conditions in the markets in which Richton and its subsidiaries operate, fluctuation in demand for the products and services offered by these subsidiaries, and current expectations of the Company or its management. Should one or more of those uncertainties or risk materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described as forward-looking statements. The Company does not intend to update those forward-looking statements.

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


Date: November 13, 1998
      Madison, New Jersey