Form 10-K
period 1998-12-31
RICHTON INTERNATIONAL CORP
filed 1999-03-25
CIK 83877

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

For the year ended December 31, 1998                 Commission File No. 0-12361

                       Richton International Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                              05-0122205
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 767 Fifth Avenue, New York, New York                              10153
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number.........................................(212) 751-1445

   Securities registered under             Name of Exchange on which Registered:
Section 12(b) of the Exchange Act:

   Common Stock, par value $.10                   American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

            Series A Preferred Stock, par value $1.00. Purchase Right

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 dates. Yes ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

        Aggregate market value at March 1, 1999 amounted to $14,782,000

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

        Common Stock, par value $.10, 2,951,000 shares at March 1, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1998 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders meeting to be held May 3, 1999 are incorporated by reference into Part III.

================================================================================

                                     PART I

Item 1. Business

      Richton International Corporation (the "Company" or "Richton") is a diversified service company with two operating subsidiaries, Century Supply Corp. ("Century") and CBE Technologies, Inc. ("CBE").

      Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment, headquartered in Madison Heights, Michigan. Its branches serve customers in 33 States mostly in the eastern half of the country and Ontario, Canada. During 1998, Century acquired several distributors in Utah, Idaho and opened a branch in Oregon. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors and Century is a leading distributor of irrigation equipment in the geographic areas it serves. Century is currently a distributor for the leading original equipment manufacturers (OEM) of turf irrigation equipment in the United States.

      Century's primary customers are irrigation and landscape contractors who install irrigation systems for commercial, residential and golf course watering systems. Approximately 93% of revenues are derived from irrigation products, with the remaining 7% from lighting and fountains. Century represents more than 60 suppliers and provides a complete product line to approximately 15,300 customers through more than 100 branches.

      Century is organized into six geographical regions, each with a regional team that manages branches within a specific geographic area. Purchasing, accounts receivable, accounting and cash management are centralized functions. Close control is maintained over receivables, inventory and other key factors through a centralized order entry management information system. All branches are linked to the on-line system, and substantially all of Century's business is conducted in a real time order entry environment.

      Century's operations constitute a material portion of Richton's business. Although Century has a history of operating profitably, its business is impacted by both the economic and climatic conditions in the geographic areas where its branches are located. Since irrigation and landscape contractors are Century's primary customers, business is best when commercial and residential construction is strong and general economic conditions and consumer confidence are favorable. Weather is also a significant non-controllable element affecting Century's business. Business is better during warm dry periods, especially in spring and early summer months and when general construction is strong. Climatic factors that can adversely affect Century principally relate to above-average rainfall during the primary selling season or other unusual weather-related conditions. Century's geographic diversity makes it much less susceptible to weather than many of its competitors who operate in a more limited geographic area. Century has mitigated some of the impact of both economic and climatic conditions by pursuing an aggressive growth program. By opening or acquiring branches (see Competition) in new areas and continuing to grow its business in existing markets, Century has created both geographic diversity and consistent growth. Even so, seasonality causes a significant disparity in quarterly sales and results.

      CBE headquartered in Boston, Massachusetts with offices in New York, Los Angeles and Portland, Maine is a systems integrator providing network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales.

      CBE's  technical   certifications   include:   Novell  Platinum  reseller,
Microsoft Channel partner, Cisco Premier, Novell Authorized Training Center, as well as a Novell Authorized Service Center.

      Physical resources include a fully integrated network lab with a functioning model of most computer operating systems; a network management lab to support remote management; and training labs at both the Boston and Portland sites to support in-house training programs.

      CBE is also an authorized service and warranty center for most of the leading Personal Computer ("PC") manufacturers including IBM, Compaq, Hewlett Packard, Apple, AST, and services most every other make of PC and printers. The field staff is supported by a fully automated call control and dispatch center; a parts depot with an extensive inventory; and a complete diagnostic/repair lab for PC's, printers and monitors.

      CBE's business is impacted by technological changes both in software and hardware. There can be no assurance that CBE can (a) continue to maintain the highly qualified and experienced technicians and engineers, and (b) that those technicians continue to remain technically proficient in an environment in which technology changes occur regularly.

Suppliers

      Century maintains a broad base of suppliers that enables the Company to offer a wide range of irrigation equipment. Products are obtained from more than 60 suppliers with no one supplier comprising more than 30% of average annual purchases. Century has master distributor agreements in place with Rain Bird, Hunter, Irritrol Systems and Legacy by Hunter Golf as well as with other OEM suppliers that authorize Century as a distributor of their products for specific geographic areas. These agreements are renewable annually, and there is no assurance that these agreements will be renewed. Therefore, Century's business is subject to change in these distribution agreements with manufacturers or in manufacturers pursuing alternate channels of distribution. However, Century maintains excellent vendor relations with these suppliers and management believes the wholesale distribution channel will continue to be the dominant professional channel for the irrigation industry.

      CBE acquires its products from OEM suppliers as well as wholesalers and distributors, such as Tech Data Corporation, Ingrim Micro, and Gates Arrow Electronics.


Competition

      Historically, irrigation distribution, like the wholesale distribution industry in general, has been fragmented with many small distributorships serving specific geographic markets. However, the more recent trend in distribution has been one of consolidation, where larger wholesaler chains have been created as a result of mergers and acquisitions and distributors moving into new territories to expand market share and achieve economies of scale. Within the irrigation industry, Century has been a leader in the trend toward consolidation.

      During the period of Richton ownership, Century has grown from 29 branches and $43 million in sales in 1993 to more than 94 branches and $125 million in sales in 1998. Since Century has a sophisticated computer system supporting its branch operations and most of its administrative functions are centralized, Century has been able to achieve significant economies of scale as a result of consolidation and growth.

      This growth has resulted in Century facing different competitors in almost every market it serves. Century competes with these other distributors by providing local warehousing linked to a centralized computer system that enables Century customers to get product when they need it, and by providing value-added services, such as design assistance, training seminars, incentive programs and sales leads to its customers. Century also competes against large discount stores and plumbing supply companies that sell irrigation products, which may be at lower prices, but who do not provide the range of services that Century offers. While some of its competitors in specific markets are larger than the corresponding Century operations, it is management's belief that none are larger when only the irrigation business is considered.

      CBE competes in maintenance service with many companies, both larger and smaller than CBE. Larger companies generally are OEM suppliers that also provide network installation and maintenance services and offer a broader line of product and service than CBE.

Employee Relations

      At December 31, 1998, the Company employed approximately 585 full-time employees. None of these employees are covered by a collective bargaining agreement.

      The Company considers its people to be one of its greatest assets and provides training courses on sales, product features and benefits, management skills, and communication. This has created an effective, knowledgeable and self-motivated work force with a strong focus on customer service.

Working Capital

      Century's business is seasonal due principally to the fact that irrigation systems are normally installed during warm weather and a majority of Century's branches are located in the northern half of the United States. As a result, Century's monthly and quarterly sales, operating results and working capital requirements fluctuate significantly. Century relies on short-term borrowing to finance its working capital needs. During the first quarter, Century's working capital requirements are at minimum, with short-term borrowings of approximately $25 million, a significant increase from prior years due principally to the added branch operations. Beginning in April borrowing requirements expand. By July short-term borrowings will increase to approximately $40 million. During the remaining months receivable balances are liquidated, releasing substantial amounts of cash that may be used to reduce short-term borrowing. (See Note 7 of Notes to Consolidated Financial Statements for a description of the Company's credit line.)

      At December 31, 1998 working capital decreased approximately $.8 million to $6.5 million from $7.3 million in the prior year. This decline was attributed primarily to added debt associated with the acquisitions and the related goodwill, net of amortization, of $1.4 million in 1998. In 1997 acquisitions were nearly all funded internally and the comparable amount was $.6 million in net goodwill charges.

Business Acquisitions

      On March 29, 1995 the Company, through its wholly owned subsidiary, Century, acquired all the operating assets and business of CBE for $5.0 million, plus assumption of certain liabilities, which was financed by bank borrowings of $3.0 million, a $1.0 million unsecured promissory note to the former owners and a $1.0 million note to the Chairman of Richton. The note to the Chairman was subject to a fairness opinion of an independent advisor chosen by Richton's Board of Directors. The note to the former owners, which is guaranteed by both Century and Richton, is to be paid over the next two years.

      During 1998 Century acquired five different distributor operations in four different markets. Northern New Jersey, Idaho, Utah and Florida for $6.4 million. The acquisitions were made for cash and were financed by its working capital line, recording $4.2 million in tangible net assets. Century also opened a branch in Oregon as well as fourteen new branches in existing markets. Similar to past experience, several of these acquisitions were made primarily after the prime selling season.

Liquidity

      The Company's financial condition continues to improve. The net worth as of December 31, 1998 has increased to $11.9 million. At December 31, 1998, the Company's long-term debt was approximately $6.5 million, including $4.5 million of senior secured debt owed to a Michigan bank. Of the balance of the outstanding debt, $0.7 million is owed to Fred R. Sullivan, Chairman and Chief Executive Officer of Richton, which is payable through April, 2000. Notes issued to Mr. Sullivan were subject to a fairness opinion issued by an independent advisor chosen by Richton's Board of Directors. The bank debt provides for a loan covenant that precludes distribution of funds to stockholders.

      Though the Company has continued to generate sufficient cash to liquidate its term and subordinated debt as it becomes due, and make acquisitions necessary for it's growth, there is no assurance, given the high degree of leverage, the seasonality of its principal business, and the strong construction economy that existed in 1998, that it can continue to do so in the future.

ITEM 2. Properties

      Richton's executive offices at 767 Fifth Avenue, New York, New York are subject to a five-year lease which expires in 2003. Century's principal offices are in Madison Heights, Michigan, under a lease that expires in October 2000. In addition, Century leases warehouse and sales space in its other branches. The aggregate of such leased space is approximately 377,000 square feet. Expiration dates extend to July 2006. Seven of these facilities are leased from the former owner of Century under a lease agreement, which approximates current market value. These leases expire in October 2000. One facility is leased from a partnership, which includes the President of Century. The lease, which is currently on an annual basis, approximates current market value. In addition, during 1997 Century acquired a 10,000 square foot facility in Sarasota, Florida, which it had previously leased. In 1998 Century acquired a 3000-sq. ft. facility in Bay City, MI which it had previously leased. CBE's principal offices are located in Boston, Massachusetts. This office is leased under an agreement, which expires in June 2000. CBE leases approximately 10,000 square feet of additional office space at its other locations. Richton believes that its properties are adequately equipped, maintained and suited to the purpose for which they are used.

ITEM 3. Legal Proceedings

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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

                                         1998                       1997
                                    ---------------          -----------------
          Calendar Quarter          High       Low           High         Low
         -----------------          -----     -----          -----        ----
First .........................   $ 6 15/16   $5 5/8         $4 3/4     $4 1/8
Second ........................    10 1/4      6 1/2          4 9/16     3 3/4
Third .........................    11 1/8      7 7/8          5 1/2      4 1/2
Fourth ........................     9 1/8      7 1/2          7 3/16     5 1/16

      (b) Approximate Number of Equity Stockholders:

                                                          Approximate Number
                                                           of Record Holders
                 Title of Class                          at February 28, 1999
                 -------------                          --------------------
          Common Stock, $ .10 par value                           524

      (c) Dividends:

      The Company paid no cash dividends in 1998, 1997 or 1996 as noted under "Liquidity" the Company's financing arrangements preclude the distribution of dividends.

ITEM 6. Selected Consolidated Financial Data

      The  following  data has been  derived  from  the  Consolidated  Financial
Statements of the Company and should be read in conjunction with those statements, and the notes related thereto, which are included in this report.

                              SUMMARY OF OPERATIONS
            (In thousands, except percentages and per share amounts)

                                                                    December 31
                                      -----------------------------------------------------------------
                                         1998            1997          1996        1995         1994
                                      ----------      ----------    ----------   --------     ---------
Net Sales ..........................   $147,899         $106,523      $87,750      $66,659      $50,306
Gross Profit percentage ............         28%              28%          28%          28%          28%
Income from Operations .............      7,582            5,505        3,832        3,466        2,702
Interest expense, net ..............      1,604            1,334        1,216        1,092          817
Net Income .........................      3,532            2,290        1,766        1,365        1,004
Net Income per diluted share .......   $   1.06         $    .68      $  0.54      $  0.43      $  0.34

                               FINANCIAL POSITION
                          (In thousands, except ratios)

                                                                 December 31
                                     ----------------------------------------------------------------
                                       1998            1997          1996       1995(a)       1994
                                      -------         ------        ------     --------      -------
Total Assets ......................    57,493           41,632       32,374       26,114       15,801
Long-term Debt ....................     4,639            5,591        6,986        7,150        3,834
Working Capital ...................     6,535            7,372        5,610        3,029        2,341
Current ratio ..................... 1.16 to 1        1.27 to 1    1.31 to 1    1.22 to 1    1.28 to 1

      Notes to Selected Financial Data:

      Note (a) --The Registrant acquired CBE effective March 29, 1995


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read along with the Consolidated Financial Statements and Notes thereto on pages F-2 through F-13.

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

RESULTS OF OPERATIONS

1998 Compared with 1997

      Sales for the year ended December 31, 1998 were $147.9 million, an increase of $41.4 million or approximately 38.9% over the 1997 amount of $106.5 million. Century contributed $38.2 million of this increase due largely to favorable economic and weather conditions in most of its market areas and to geographical expansion relating to acquisitions made in the fourth quarter of 1997. Presently, Century has more than 100 branches. CBE's sales in 1998 have increased more than 16.0% over 1997 levels principally due to market growth.

      Gross profit for the year ended December 31, 1998 was $40.8 million, an increase of $10.6 million or approximately 35.1% over the 1997 amount of $30.2 million. This increase is due primarily to the higher sales noted above. The overall gross profit percentage of sales declined slightly to 27.6% due in part to the overall competitive conditions in the irrigation market.

      Selling, general and administrative expenses for the year ended December 31, 1998 increased $8.5 million or 34.4% of sales to $33.2 million from $24.7 million for the year ended December 31, 1997. The full year effect of the geographical expansion resulting from acquisitions made during 1997 at Century noted above accounted for a major portion of this increase.

      Interest expense, net for the year ended December 31, 1998 increased $.3 million to $1.6 million. This increase reflects the higher borrowings under the line of credit facility incurred in carrying the higher working capital.

      The federal, state and foreign income tax provision for the year ended December 31, 1998 was $2.4 million, an increase of approximately $.6 million from last year. The higher taxes are due to higher income.

      As a result of the foregoing, net income for the year ended December 31, 1998 was $3.53 million, or $1.06 per share-diluted. This compares with $2.29 million or $.68 per share-diluted reported for the year ended December 31, 1997.

1997 Compared with 1996

      Sales for the year ended December 31, 1997 were $106.5 million, an increase of $18.7 million or approximately 21% over the 1996 amount of $87.8 million. Century contributed $13 million of this increase due largely to favorable economic and weather conditions in most of it's market areas and to geographical expansion-principally in the East and South East sections of the country. In 1997, Century had 65 branches. CBE's sales in 1997 have increased more that 40% over 1996 levels principally due to expansion through the acquisition made a year ago in Maine and in Los Angeles, California.

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

      Interest expense, net for the year ended December 31, 1997 increased $.1 million or nearly 10% to $1.3 million over the year earlier period of $1.2 million. This increase reflects the higher borrowings under the line of credit facility incurred in carrying the higher working capital, partially offset by a slightly lower borrowing rate.

      The federal, state and foreign income tax provision for the year ended December 31, 1997 was $1.9 million, a increase of approximately $%1.0 million from last year. The higher tax is principally due to higher income.

      As a result of the foregoing, net income for the year ended December 31, 1997 was $2.29 million, or $.68 per share-diluted. This compares with $1.77 million or $.54 per share-diluted reported for the year ended December 31, 1996.

Liquidity and Capital Resources

      The Company's financial condition continues to improve. The net worth as of December 31, 1998 has increased to $11.9 million. The Company's long term debt -- including the current position -- at December 31, 1998 was $6.5 million, a decrease of $.9 million from December 31, 1997.

      The Company continues to rely on short-term borrowings to finance its working capital. During the first quarter of each year, Century's working capital requirements are at a low point, with short-term borrowings of $25.0 million a significant increase from prior year due principally to the increase in the number of branches and markets served by Century. During the second quarter working capital requirements begin to expand and by July of each year the amount necessary to carry the working capital expands to approximately $40.0 million. From July through the remainder of the year, receivable balances are liquidated, releasing substantial amounts of cash that may be used to reduce short-term debt. The operating profits before interest and taxes of the Company improved to $7.5 million from $5.5 million last year. The Company was thus able to retire nearly $.9 million of term and subordinated debt which came due during the year and partially fund $6.4 million on acquisitions of businesses in new markets. At December 31, 1998 working capital was $6.5 million, a decrease of approximately $.7 million from last year. This decline was partially attributed to the higher debt associated with the acquisitions and the related intangibles costs which in 1998 amounted to a net increase of $1.4 million as compared to a net increase of $.6 million in 1997 when, due to the lower level of acquisition expenditure, funding was internally provided. It is expected that the Company will continue to rely on short-term borrowings to fund its future growth which will increase the Company's leverage. However, because the Company expects to continue to reinvest its available funds, the amount of debt will grow at a slower rate than the growth in assets.

      While the Company has continued to generate sufficient cash to liquidate its term and subordinated debt as it becomes due, and make acquisitions necessary for its growth, there is no assurance, given the high degree of financing leverage, the potential for continued growth in this leverage, the seasonality of its principal business, and the strong construction economy that it can continue to do so in the future.

Year 2000

      The year 2000 issue exists because many computer systems and applications, including those imbedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data which includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

      Each of the Company's operating subsidiaries uses systems software acquired from an established software vendor. In each case the vendor has indicated that the software being supplied is year 2000 compliant. In the case of Century, their operating computer environment uses a proxy for a date rather than the actual date -thus there is no double zero problem to deal with that would be subject to misinterpretations or miscalculation. CBE has received a "Y2K Compliance Certificate" from American Micro Innovations, Inc. the vendor of their general ledger systems and its supporting modules. Despite the assurance, the Company will test these systems during the 3rd quarter of 1999.

      Both Century and CBE communicate with their suppliers through EDI. Century, however, does not receive its third party data directly into its operating systems but rather it converts such data before it is internally processed, avoiding the opportunity for contamination of their system. CBE recently tested their EDI transmission with several of their largest vendors and found the systems compliant. Century and CBE are continuing to work with their suppliers, however should any supplier or vendor be unable to achieve year 2000 compliance by September 30, 1999, the Company intends to switch to other suppliers that are able to provide year 2000 compliance. The Company does not expect to incur any material additional cost to achieve year 2000 compliance.

      The Company's ability to be completely compliant is, of course, dependant upon the ability of its vendors, suppliers, bankers and other fiduciaries to also be compliant. In addition, the Company can not guarantee that third parties upon whom the Company depend for essential services, such as electric utilities, and telephone and other interchange carriers, will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could disrupt the Company's businesses. The Company has established a supplier compliance program to minimize such risks.


ITEM 7a. Quantitative & Qualitative Disclosures about Market Risk

      The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.


ITEM 8. Financial Statements

      The financial statements required by this Item, are set forth below:

                                                                           Page
                           Description                                    Number
                           -----------                                   -------
Report of Independent Public Accountants ..............................    F-1
Consolidated Balance Sheets at December 31, 1998
   and December 31, 1997 ..............................................    F-2
Consolidated Statements of Income for the three years ended
   December 31, 1998 ..................................................    F-3
Consolidated Statements of Stockholders' Equity for the
   three years ended December 31, 1998 ................................    F-4
Consolidated Statements of Cash Flows for the three years ended
   December 31, 1998 ..................................................    F-5
Notes to Consolidated Financial Statements ............................    F-6

Richton International Corporation

      Quarterly analysis of sales, operating margin, net income and earnings per share

                                             Gross           Pre-tax             Net          Earning
                          Sales             Profit $       Profit (Loss)     Income (Loss)   Per Share
                          -----            ---------       -------------     -------------   ---------
1st Qtr.    1998        16,955,000         4,313,000       (1,955,000)       (1,184,000)        (0.35)
            1997        14,081,000         3,692,000       (1,780,000)       (1,071,000)        (0.33)

2nd Qtr.    1998        50,274,000        14,101,000        4,979,000         3,000,000          0.89
            1997        35,932,000        10,444,000        3,408,000         2,070,000          0.63

3rd Qtr.    1998        48,241,000        13,519,000        2,907,000         1,747,000          0.53
            1997        35,145,000        10,143,000        2,386,000         1,370,000          0.41

4th Qtr.    1998        32,429,000         8,828,000           47,000           (31,000)        (0.01)
            1997        21,365,000         5,910,000          157,000           (79,000)        (0.02)
                        ----------         ---------        ---------         ---------          ----
Year        1998       147,899,000        40,761,000        5,978,000         3,532,000          1.06
            1997       106,523,000        30,189,000        4,171,000         2,290,000          0.68

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

ITEM 10. Directors and Executive Officers of Registrant

      Identification of the executive officers:

                                                                       Officer
        Name               Age     Positions and Offices                Since
        -----             ----      -------------------                --------
Fred R. Sullivan           84      Director, Chairman of the Board       1989
                                      & Chief Executive Officer
Cornelius F. Griffin       59      Vice President & Chief                1985
                                      Financial Officer
Marshall E. Bernstein      60      Secretary                             1985

      There is no family relationship among any of the executive officers and directors of the Company. Each executive officer holds office for one year or until a respective successor is chosen, except that each officer may be removed from office, with or without cause, at any time by the Board of Directors.

      The business experience of the executive officers is:

      Fred R. Sullivan-Director, Chairman of the Board & Chief Executive Officer for more than five years.

      Cornelius F. Griffin -- Vice President & Chief Financial Officer for more than five years.

      Marshall E. Bernstein-- For more than five years a Member of the law firm of Robinson, Brog, Leinwand, Greene, Genovese & Gluck P.C. and predecessor.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statements and Reports on Form 8-K

      (a) (1) (2) The list of financial statements and financial statement schedules by this item are included in Item 8 on page 8.

   (a)  Exhibits:

      (2) Exhibits

            2.1     --Stock  Purchase  Agreement  dated as of July 31,  1993 and amendment thereto dated August 27, 1993 and among Ernest Hodas as trustee of the Ernest Hodas Revocable Trust, The Hodas Family Limited Partnership, Ernest Hodas, Century Supply Corp., Century Acquisition Corporation and Richton International Corporation

                      Incorporated  by reference to Exhibit 2.1 to  Registrant's
                      Current   report  on  Form  8  for  January  5,  1994

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

      (3) Exhibits

            3.1     --Certificate  of  Incorporation  of  Richton  International
                      Corporation

                      Incorporated by reference to Exhibit 99.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

            3.2     --Restated   Certificate   of   Incorporation   of   Richton
                      International  Corporation

                      Incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

            3.3      --By laws of Richton International Corporation

                      Incorporated by reference to Exhibit 99.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

      (4) Exhibits

            4.1     --Stock Certificate (Specimen)

                      Incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

      (10) Exhibits--Material contracts

            10.1    --1990 Long-Term Incentive Plan

                      Incorporated by reference to Exhibit (b) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1990

            10.2    --Amendment to the 1990 Long Term  Incentive  Plan providing for additional 150,000 shares for issuance under the Plan

                      Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 Incorporated

            10.3    --Amendment to the 1990  Long-Term  Incentive Plan providing for additional 140,000 shares for issuance under the Plan

                      Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 Incorporated

            10.4    --Business Loan  Agreement with Addendum dated March 4, 1998 with Michigan National Bank relating to the $30 million line of credit financing

                      Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

            10.5    --Business Loan  Agreement with Addendum dated March 4, 1998 with Michigan National Bank relating to the $5 million Term Loan

                      Incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

            10.6    --Promissory  Note for $30 million dated March 4, 1998. with
                      Michigan National Bank

                      Incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

            10.7    --Promissory  Note for $5 million  dated  March 4, 1998 with
                      Michigan National Bank

                      Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

            10.8    --Security  Agreement  dated  March 4, 1998.  with  Michigan
                      National Bank

                      Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

            10.11   --Non-Competition and Non-Disclosure Agreement dated October
                      27, 1993 by and between Ernest Hodas and Century Supply Corp.

                      Incorporated by reference to Exhibit 2.3 to Registrant's Current report on Form 8K for January 5, 1994

            10.12   --Consulting Agreement dated October 27, 1993 by and between
                      Century Supply Corp. and Ernest Hodas

                      Incorporated by reference to Exhibit 2.4 to Registrant's Current report on Form 8K for January 5, 1994

            10.13   --Guaranty  dated October 27, 1993 by Richton  International
                      Corporation   in  favor  of  the  Hodas   Family   Limited
                      Partnership and Ernest Hodas, as Trustee of the Ernest Hodas Revocable Trust and Ernest Hodas

                      Incorporated by reference to Exhibit 2.6 to Registrant's Current report on Form 8K for January 5, 1994

            10.14   --Subordination  Agreement  dated  October 27, 1993  between
                      Michigan National Bank, Century Supply Corp. (the "borrower"), Ernest Hodas, as Trustee of the Ernest Hodas Revocable Trust and the Hodas Family Limited Partnership and Ernest Hodas (collectively referred to as "Subordinating creditor")

                      Incorporated by reference to Exhibit 28.6 to Registrant's Current report on Form 8K for January 5, 1994

            10.15   --Series A  Warrant  to  Purchase  236,250  shares of Common
                      Stock of Richton International Corporation

                      Incorporated by reference to Exhibit 28.9 to Registrant's Current report on Form 8K for January 5, 1994

            10.16   --Subordinated  Note issued by Richton  International  Corp.
                      dated October 26, 1993 to Mr. Fred R. Sullivan in the principal amount of $1,181,250.

                      Incorporated by reference to Exhibit 28.10 to Registrant's Current report on Form 8K for January 5, 1994

            10.17   --Subordinated  Promissory Note for $1.0 million dated March
                      29, 1995 between CBE Acquisition Corp. and CBE Liquidating Corp.

                      Incorporated by reference to Exhibit 2.2 to Registrant's Current report on Form 8K for April 5, 1995

            10.18   --Subordinated  Promissory Note for $1.0 million dated March
                      29, 1995 between Richton International Corporation and Fred R. Sullivan

                      Incorporated by reference to Exhibit 2.3 to Registrant's Current report on Form 8K for April 5, 1995

            10.19   --Guaranty  dated  March 29,  1995 by Richton  International
                      Corp. in favor of the CBE Liquidating Corp.

                      Incorporated by reference to Exhibit 2.4 to Registrant's Current report on Form 8K for April 5, 1995

            10.20   --Guaranty  dated March 29, 1995 by Century  Supply Corp. in favor of the CBE Liquidating Corp.

                      Incorporated by reference to Exhibit 2.5 to Registrant's Current report on Form 8K for April 5, 1995 (11) Exhibit

            11.1    --Calculation of earnings per share

                      Incorporated by reference to Footnote 11 to Notes to Consolidated Financial Statements of Registrant's Annual Report on Form 10- K for the year ended December 31, 1998

      (21) Exhibits-Subsidiaries of the Registrant

      (99) Exhibits-Other

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

                                               RICHTON INTERNATIONAL CORPORATION
                                                         (Registrant)

                                               By: /s/ FRED R. SULLIVAN
                                                  ------------------------------
                                                        Fred R. Sullivan
                                                   Chairman of the Board and
                                                    Chief Executive Officer
                                                  (Principal Executive Officer)

Date: March 23, 1999

                                               By: /s/ CORNELIUS F. GRIFFIN
                                                  ------------------------------
                                                       Cornelius F. Griffin
                                                        Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                       Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            Signature                         Title                    Date
            ---------                         -----                    ----

/s/     FRED R. SULLIVAN            Chairman of the Board and     March 23, 1999
------------------------------         Chief Executive Officer
        Fred R. Sullivan               (Principal Executive
                                       Officer)


/s/   CORNELIUS F. GRIFFIN          Vice President and Chief      March 23, 1999
------------------------------         Financial Officer
      Cornelius F. Griffin             (Principal Financial
                                       and Accounting Officer)


/s/    NORMAN E. ALEXANDER          Director                      March 23, 1999
------------------------------
       Norman E. Alexander

/s/     DONALD A. MCMAHON           Director                      March 23, 1999
------------------------------
        Donald A. McMahon

/s/      THOMAS J. HILB             Director                      March 23, 1999
------------------------------
         Thomas J. Hilb

/s/     STANLEY J. LEIFER           Director                      March 23, 1999
------------------------------
        Stanley J. Leifer

/s/      PETER A. WHITE             Director                      March 23, 1999
------------------------------
         Peter A. White

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Richton International Corporation:

      We have audited the accompanying consolidated balance sheets of Richton International Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richton International Corporation and subsidiaries, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                        ARTHUR ANDERSEN LLP

                                                        /s/Arthur Andersen LLP

Roseland, New Jersey
February 2, 1999

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                    ----------------------------
                                                                       1998            1997
                                                                    ------------    ------------
                                   ASSETS
Current assets:
    Cash and Cash Equivalents ...................................   $    995,000    $    474,000
    Notes and Accounts Receivable, net of allowance for doubtful
      accounts of $1,250,000 in 1998 and $690,000 in 1997 .......     24,486,000      16,292,000
    Inventories .................................................     20,419,000      16,190,000
    Prepaid Expenses and Other Current Assets ...................        736,000         602,000
    Deferred Taxes ..............................................        844,000         493,000
                                                                    ------------    ------------
      Total Current Assets ......................................     47,480,000      34,051,000
Property, Plant and Equipment ...................................      3,566,000       2,633,000
    Less: Allowance for Depreciation and Amortization ...........     (1,411,000)     (1,038,000)
                                                                    ------------    ------------
                                                                       2,155,000       1,595,000
Other Assets:
    Deferred taxes ..............................................      1,001,000         716,000
    Goodwill ....................................................      4,515,000       4,011,000
    Other Intangibles ...........................................      2,342,000       1,217,000
                                                                    ------------    ------------
TOTAL ASSETS ....................................................   $ 57,493,000    $ 41,590,000
                                                                    ============    ============
                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
    Current Portion of Long-Term Debt ...........................   $  1,832,000    $  1,773,000
    Notes Payable ...............................................     25,960,000      15,135,000
    Accounts Payable ............................................      5,999,000       5,204,000
    Accrued Liabilities .........................................      4,769,000       2,228,000
    Deferred Income .............................................      2,385,000       2,339,000
                                                                    ------------    ------------
      Total Current Liabilities .................................     40,945,000      26,679,000
Noncurrent Liabilities
    Long-Term Senior Debt .......................................      4,475,000       5,000,000
    Subordinated Debt ...........................................      1,996,000       2,364,000
    Less: Current Portion of Long-Term Debt .....................     (1,832,000)     (1,773,000)
                                                                    ------------    ------------
                                                                       4,639,000       5,591,000
Stockholders' Equity
    Preferred Stock,$1.00 par value; authorized
      500,000 shares; none issued ...............................           --              --
    Common Stock,$.10 par value; authorized 6,000,000 shares;
      issued 3,216,692 shares at December 31, 1998 and 3,086,692
      shares at December 31, 1997 ...............................        322,000         309,000
Additional Paid-in Capital ......................................     18,013,000      17,654,000
Accumulated Deficit .............................................     (4,696,000)     (8,228,000)
Treasury Stock (267,000 and 140,000 shares at cost, respectively)     (1,430,000)       (415,000)
Cumulative  Translation adjustment ..............................       (130,000)           --
Deferred Stock Compensation .....................................       (170,000)           --
                                                                    ------------    ------------
      Total Stockholders' Equity ................................     11,909,000       9,320,000
                                                                    ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ........................   $ 57,493,000    $ 41,590,000
                                                                    ============    ============

 The accompanying notes are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Year ended December 31,
                                                  ----------------------------------------------
                                                      1998              1997            1996
                                                      ----              ----            ----
Net Sales .....................................   $ 147,899,000    $ 106,523,000    $ 87,750,000
Cost of Sales .................................     107,138,000       76,334,000      62,966,000
                                                  -------------    -------------    ------------
      Gross Profit ............................      40,761,000       30,189,000      24,784,000
Selling, general & administrative
   expenses ...................................      33,179,000       24,684,000      20,952,000
                                                  -------------    -------------    ------------
      Income from Operations ..................       7,582,000        5,505,000       3,832,000
Interest income ...............................        (659,000)        (519,000)       (407,000)
Interest  expense .............................       2,263,000        1,853,000       1,623,000
                                                  -------------    -------------    ------------
      Income  before provision for income taxes       5,978,000        4,171,000       2,616,000
Provision for income taxes ....................       2,446,000        1,881,000         850,000
                                                  -------------    -------------    ------------
      Net Income ..............................   $   3,532,000    $   2,290,000    $  1,766,000
                                                  =============    =============    ============
Net Income per common share:
      Basic ...................................   $        1.22    $        0.78    $       0.60
                                                  =============    =============    ============
      Diluted .................................   $        1.06    $        0.68    $       0.54
                                                  =============    =============    ============
Weighted Average Common and Common Equivalent
   Shares outstanding
      Basic ...................................       2,905,000        2,948,000       2,949,000
                                                  =============    =============    ============
      Diluted .................................       3,318,000        3,372,000       3,290,000
                                                  =============    =============    ============

 The accompanying notes are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Additional                                  Cumulative    Deferred        Total
                         Common       Common     Paid-in      Accumulated      Treasury     Translation     Stock      Stockholders'
                         shares        stock      Capital         Deficit        Stock       Adjustment  Compensation     Equity
                         ------        -----      -------         -------        -----       ----------  ------------     ------
Balance at
   December 31, 1995 ... 3,088,247    $309,000  $17,661,000    $(12,284,000)   $ (415,000)      $  --                   $ 5,271,000
Net Income .............    --          --           --           1,766,000         --             --                     1,766,000
                         ---------    --------  -----------    ------------   -----------      ---------  ---------     -----------
Balance at
   December 31, 1996 ... 3,088,247     309,000   17,661,000     (10,518,000)     (415,000)         --                     7,037,000
Net Income .............    --          --           --           2,290,000         --             --                     2,290,000
Purchase of 1,555
   Common Shares .......    (1,555)     --           (7,000)         --             --             --                        (7,000)
                         ---------    --------  -----------    ------------   -----------      ---------  ---------     -----------
Balance at
   December 31, 1997 ... 3,086,692     309,000    17,654,000     (8,228,000)     (415,000)         --                     9,320,000
Net Income .............    --          --           --           3,532,000         --             --                     3,532,000
Issuance of restricted
   common stock ........    20,000       2,000      168,000          --             --             --      (170,000)              0
Purchase of  127,000
   Common Shares .......    --          --           --              --        (1,015,000)         --                    (1,015,000)
Exercise of Stock
   Options .............   110,000      11,000      191,000          --             --             --                       202,000
Cumulative Translation
   Adjustment ..........    --          --           --              --             --          (130,000)                  (130,000)
                         ---------    --------  -----------    ------------   -----------      ---------  ---------     -----------
Balance at
   December 31, 1998 ... 3,216,692    $322,000  $18,013,000    $ (4,696,000)  $(1,430,000)     $(130,000) $(170,000)    $11,909,000
                         =========    ========  ===========    ============   ===========      =========  =========     ===========

 The accompanying notes are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended December 31,
                                                              ------------------------------------------
                                                                 1998            1997          1996
                                                                 ----            ----          ----
OPERATING ACTIVITIES
Net  Income ...............................................   $  3,532,000    $ 2,290,000    $ 1,766,000
   Reconciliation of net income to  net cash provided
      by (used in )operating activities:
      Depreciation and amortization .......................      1,100,000      1,350,000      1,860,000
      Deferred taxes ......................................       (636,000)     1,583,000        672,000
   Changes in operating assets and Liabilities:
      Deferred Income .....................................         46,000        179,000       (115,000)
      Other working capital items, assets .................     (8,093,000)    (8,229,000)    (4,839,000)
      Other working capital items, liabilities ............      2,963,000      1,002,000        625,000
      Other assets ........................................       (181,000)        (7,000)       142,000
                                                              ------------    -----------    -----------
        Net cash provided by (used in) operating activities     (1,269,000)    (1,832,000)       111,000
INVESTING ACTIVITIES
Capital expenditures ......................................       (445,000)      (135,000)      (350,000)
Cash paid  for acquisitions, net of cash acquired .........     (6,421,000)    (3,318,000)    (2,093,000)
                                                              ------------    -----------    -----------
        Net cash  used in investing activities ............     (6,866,000)    (3,453,000)    (2,443,000)
FINANCING ACTIVITIES
Proceeds from Long-Term  Debt .............................           --             --        1,400,000
Repayment of Subordinated Debt ............................       (701,000)    (1,594,000)    (1,235,000)
Exercise of Stock options .................................        202,000           --             --
Repurchase of Shares ......................................     (1,015,000)        (7,000)          --
Proceeds from Line of Credit ..............................     10,825,000      7,188,000      2,672,000
Repayment of Long -Term Debt ..............................       (525,000)      (200,000)      (600,000)
                                                              ------------    -----------    -----------
        Net cash provided by financing activities .........      8,786,000      5,387,000      2,237,000

Effect of exchange rate on cash balances ..................       (130,000)          --             --
                                                              ------------    -----------    -----------

Increase (Decrease) in cash and cash equivalents ..........        521,000        102,000        (95,000)
Cash and cash  equivalents, beginning of period ...........        474,000        372,000        467,000
                                                              ------------    -----------    -----------
Cash and cash equivalents, end of period ..................   $    995,000    $   474,000    $   372,000
                                                              ============    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Cash paid for interest .................................   $  2,161,000    $ 1,728,000    $ 1,391,000
                                                              ============    ===========    ===========
   Cash paid for income taxes .............................   $  1,863,000    $   247,000    $   430,000
                                                              ============    ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business:

      Richton International Corporation ("Richton") is a holding company with two principal subsidiaries, Century Supply Corp. ("Century") and CBE Technologies Inc ("CBE"), collectively the "Company". Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches serve customers in 33 states mostly in the eastern United States and in Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for all of the leading original equipment manufacturers (OEM) in the irrigation systems field.

      CBE Technologies, Inc. ("CBE") is headquartered in Boston, Massachusetts with satellite offices located in New York, Los Angeles and Portland, Maine. CBE is a Systems Integrator providing network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales. CBE's technical certifications include; Novell Platinum reseller, Microsoft Channel partner, Banyan Enterprise/Network dealer, Novell authorized Training Center, and a Novell Authorized Service Center.

2. Summary of Significant Accounting Policies:

      Principles of Consolidation--The accompanying consolidated financial statements include the accounts of Richton and all wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

      Cash and Cash Equivalents--Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

      Allowance For Doubtful Accounts--The Company provides an allowance for doubtful accounts arising from operations of the business, based upon a specific review of certain outstanding amounts and historical experience.

      Inventories--The Company values inventory, which consists entirely of finished goods, at the lower of cost or market using the first-in first-out ("FIFO") method of accounting.

      Goodwill--Goodwill  shown in the  consolidated  balance sheets at December
31, 1998 and 1997 relates to multiple acquisitions completed during the last four years. Goodwill is being amortized on a straight-line basis over 5 to 15 years.

       Other Intangibles--Other intangibles consist principally of amounts paid to sellers of businesses acquired subject to non-compete agreements and are being amortized over periods of 1-5 years. Cost allocated primarily to non-compete agreements were $2,025,000 and $1,115,000 at December 31, 1998 and 1997, respectively. Accumulated amortization was $352,000 and $287,000 at December 31, 1998 and 1997, respectively.

      Long-Lived Assets--The provisions of SFAS No. 121 "Accounting for the Impairment of Long Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets, including goodwill and other intangibles, may not be recoverable. As a result of this review, management does not believe there is any impairment of its long-lived assets at December 31, 1998.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

       Revenue Recognition--Revenue from sales and services are recorded at the time the product is shipped to the customer or the service to be billed is completed. The Company reports its sales levels on a net basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns.

      Sales Returns--The Company reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

      Deferred Income--Deferred income represents cash received from customers related to service contracts that extend for specified periods of time, less than one year. Income is recognized proportionally over the life of the contract.

      Income Taxes--The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities.

      Accounting for Stock Based Compensation--The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock and is recorded in the accompanying statements of income. The Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during 1998, 1997 and 1996 in Note 10, in accordance with the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

      Comprehensive Income--In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No.130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company adopted SFAS No. 130 during 1998. The Company's comprehensive income consists of a cumulative translation adjustment of $130,000. Total comprehensive income has not been presented on the accompanying consolidated financial statements as the impact is not material to the consolidated financial statements.

       Derivative Instruments--In June 1998, the FASB issued SFAS No. 133 " Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999 and will not require retroactive restatement of prior period financial statements. The Company does not presently make material use of derivative instruments.

      Reclassification--Certain prior year balances have been reclassified to conform with current year presentations.

3.  Acquisitions:

      During 1998, Century acquired five different distributor operations in four different markets: Northern New Jersey, Idaho, Utah and Florida for an aggregate purchase price of $6.4 million. The acquisitions were made in cash and were financed by its working capital line. As a result of these acquisitions, the Company recorded $4.2 million of tangible net assets. Century also opened a branch in Oregon as well as 14 other branches in existing markets. Similar to past experience, these acquisitions were made primarily after the prime selling season.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

4.  Property Plant and Equipment:

                                                            December 31
                                                      -------------------------
                                                         1998           1997
                                                      ----------   ------------
Land ...............................................  $  608,000   $    187,000
Building and Improvements ..........................     734,000        848,000
Autos and Trucks ...................................     548,000        539,000
Machinery and Equipment ............................   1,125,000        600,000
Furniture and Fixtures .............................     551,000        459,000
                                                      ----------   ------------
                                                      $3,566,000   $  2,633,000
Less: Accumulated Depreciation and amortization ....   1,411,000      1,038,000
                                                      ----------   ------------
                                                      $2,155,000   $  1,595,000
                                                      ==========   ============

      All fixed assets are currently depreciated over five years except building improvements which are amortized over the respective lease terms which are from 2 to 10 years or the life of the assets whichever is shorter.


5. Income Taxes:

      At December 31, 1998 and 1997, the Company has total deferred tax assets of approximately $1.8 million and $1.2 million, respectively. Significant components of the deferred tax assets related to differences in tax and financial accounting bases, are as follows:

                                                     1998          1997
                                                   ---------     ---------
     Current:
     Allowance for bad debts ................     $  425,000      $ 234,000
     Inventory Reserves .....................        258,000           --
     Other ..................................        161,000        259,000
                                                  ----------      ---------
                                                  $  844,000      $ 493,000
                                                  ==========      =========
     Long Term:
     Amortization ...........................        921,000        682,000
     Depreciation ...........................         30,000        34,000
     Other ..................................         50,000           --
                                                  ----------      ---------
                                                  $1,001,000      $ 716,000
                                                  ==========      =========

      The provision for income taxes for the three years ended December 31, 1998 consists of the following:

                                         1998           1997            1996
                                         -----          -----           -----
     Federal
       Current .....................   $2,668,000      $ 160,000       $109,000
       Deferred ....................     (636,000)     1,399,000        672,000
     State & Local .................      448,000        322,000         50,000
     Other .........................      (34,000)          --           19,000
                                       ----------     ----------       --------
                                       $2,446,000     $1,881,000       $850,000
                                       ==========     ==========       ========

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

      A reconciliation of the Federal provision for income taxes at the statutory rate to the actual provision rate for income taxes for the three years ended December 31, 1998, is as follows:

                                         1998             1997          1996
                                         ----             ----          ----
     Federal .......................      34%              34%           34%
     State & Local                         7                8             3
     Other .........................      --                3            (4)
                                          ---              ---           ---
                                          41%              45%           33%
                                          ===              ===           ===

6. Statement of Cash Flows:

      The components of other working capital items included in the Consolidated Statements of Cash Flows are as follows:

                                                   Year Ended December 31,
                                   ---------------------------------------------
                                       1998            1997            1996
                                       -----           ----            -----
Receivables                        $(6,738,000)     (2,471,000)    $(3,232,000)
Inventories                         (1,235,000)     (5,623,000)     (1,595,000)
Prepaid Expenses                      (120,000)       (135,000)        (12,000)

Increase in Working Capital
     Items, Assets                 $(8,093,000)    $(8,229,000)    $(4,839,000)
                                   ===========     ===========     ===========


Accounts Payable                       795,000       1,226,000         775,000
Accrued Liabilities                  2,168,000        (224,000)       (150,000)
                                   -----------     -----------      ----------
Increase Working Capital
     Items, Liabilities            $ 2,963,000     $ 1,002,000       $ 625,000
                                   ===========     ===========      ==========

7. Financing Arrangements:

      The Company has a senior term note and revolving line of credit financing agreement with Michigan National Bank. The agreement currently provides for a $35 million revolving line of credit and a $5 million senior term debt. These loans carry an interest rate based upon LIBOR plus 175 basis points (at December 31, 1998 the interest rate was 7.4%). The outstanding balance on the line of credit at December 31, 1998 and 1997 was $26.0 million and $15.1 million, respectively. The term loan is amortized at the rate of $.18 million per quarter. The above agreement contains various covenants that among other things require the Company to maintain certain financial ratios.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

8. Long-Term Debt:

      The Company has the following long-term debt as of December 31,

                                                     1998               1997
                                                     ----               ----

Term note payable to a bank, secured by
accounts receivable, inventory, furniture and
equipment, interest at Libor plus 175 points
(7.4% as of December 31, 1998), payable in
quarterly installments of $175,000, final
payment due April 27, 2001 ....................... $4,475,000        $5,000,000

Installments payable to former owner of
Century, unsecured and subordinated to bank
debt, payable in quarterly installments of
$50,000, final payment due June 30, 2000 .........    268,000           468,000

Note payable to related party, unsecured and
subordinated to bank debt, interest at 9%,
payable in semi-annual installments of
$118,125 commencing April 1996, final payment
due October 31, 1999-- recorded net of
discount (A) .....................................    341,000           459,000

Note payable to related party, unsecured and
subordinated to the term note payable to
bank, interest at 10%, payable in 10
installments of $100,000 on October 15th and
April 15th, final payment due April
2000--recorded net of discount (B) ...............    362,000           450,000

Note payable to seller of CBE, unsecured, and
subordinated to the all bank debt, interest
at 9% payable in 10 installments of $100,000
on October 15th and April 15th, final payment
due April 2000 ...................................    254,000           428,000

Other ............................................    771,000           559,000
                                                   ----------        ----------
                                                    6,471,000         7,364,000
Less: Current Portion ............................ (1,832,000)       (1,773,000)
                                                   ----------        ----------
                                                   $4,639,000        $5,591,000
                                                   ==========        ==========

      (A): The Company issued 236,250 warrants to acquire 236,250 shares of the common stock of Richton at $1 3/8 per share in connection with this loan. The warrants were valued at $143,000 which represented the fair market value at the date of grant.

      (B): The Company issued 100,000 warrants to acquire 100,000 shares of Richton's common stock at $3.0 per share which represented the fair market value at the time of issuance.

      The scheduled future maturities of long-term debt at December 31, 1998 are as follows:

            1999 .............................................      $1,832,000
            2000 .............................................       1,262,000
            2001 .............................................       3,150,000
            2002 .............................................         227,000
                                                                    ----------
                                                                    $6,471,000
                                                                    ==========
9. Retirement Plans:

      The Company's Richton employees were covered by a noncontributory, defined benefit plan (the "Retirement Plan") sponsored by Richton. Effective, June 30, 1997 the Plan was effectively terminated and the amounts then owing to its active employees were paid out.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

      Pension expense reflected in the consolidated statements of income for this Plan was $37,000 in 1997 and 1996 and $155,000 in 1995.

      Century and CBE have Tax Deferred Savings Plans under Section 401 (k) (the "Plans") of the Internal Revenue Code. The Plans allows employees to defer up to 15% of eligible compensation on a pre-tax basis through contributions to the Plans. Under the provisions of the Plans, Century has elected to contribute, for every dollar the employee contributes, 50 % of the employee's amount, up to 4 % of eligible compensation. Century may also make discretionary contributions. The charge to income for employer contributions to the Century Plan was approximately $361,000, $285,000, and $224,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Century's discretionary contribution to the Plan was $240,000, $190,000, and $170,000 in each of the three years ended December 31, 1998, respectively. CBE has elected to not contribute to its Plan.

10.  Stock Options:

      The Company has as part of its 1990 Long-Term Compensation Plan, a Stock Option Plan ("the Plan"). Richton accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No. 123 for options granted subsequent to January 1995 , the Company's net income and earnings per share would have been as follows:

                                                     1998            1997
                                                     -----          -----
     Net Income:
         As reported .........................    $3,532,000      $2,290,000
         Pro Forma ...........................     3,528,000       2,266,000

     Earnings per share:
         As reported--basic ..................         $1.22            $.78
                    --diluted ................          1.06            . 68

       Pro Forma--basic ......................         $1.21            $.77
                --diluted ....................          1.06             .67

      The Company may grant options for up to 415,000 shares under the Plan. The Company has granted options representing 315,000 shares through December 31, 1998. Options are granted over terms not to exceed ten years. Under the Plan, the option exercise price equals the stock's market price on date of grant except for options granted the Chairman of the Board. The exercise price for Mr. Sullivan's options are at 110% of the current market price at date of grant.

      A summary of the status of the Company stock option plan at December 31, 1998, 1997 and 1996 is presented in the table below:

                                                  1998                     1997                    1996
                                          ---------------------    ---------------------   ---------------------
                                                       Wtd Avg                  Wtd Avg                  Wtd Avg
                                         Shares       ex price     Shares       ex price    Shares       ex price
                                         ------        -------     ------        -------    ------        -------
Outstanding at beginning of year .....   315,000       $ 2.59      275,000      $ 2.20      270,000      $ 2.15
Granted ..............................        --           --       40,000        5.24       5,000         5.09
Exercised ............................   110,000         1.84          --          --           --          --
Cancelled ............................        --           --          --          --           --          --

Outstanding at end of year ...........   205,000       $ 3.03      315,000      $ 2.59      275,000       $2.20
Exercisable at end of year ...........   205,000         3.03      315,000        2.59      270,000        2.15

      The Company has issued warrants to purchase 336,250 shares of Common Stock in connection with two debt agreements (see Note 8). These warrants are currently exercisable and will expire in seven years from date of issue.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

      On December 1, 1998 the Company issued a restricted stock grant to the Chairman of the Board for 20,000 shares subject to certain restrictions as provided for in the grant. At the time of the grant the market price of the Company's common stock was $8.50 per share. The value of these shares at the grant date is included as a separate component of stockholders' equity and a related compensation charge is being recorded over the vesting period.

11.  Net Income Per Share:

      Net income per common share was calculated on the basis of 3,318,000, 3,372,000, and 3,290,000 weighted average common and common equivalent shares outstanding in the years ending December 31, 1998, 1997, and 1996, respectively.


                                                                                   Net Income
                                                     Income          Shares         Per share
                                                     ------          ------         ---------
                                                      For the year ended December 31, 1996
                                                      ------------------------------------
Basic .........................................    $1,766,000       2,949,000         $ .60
Effect of dilutive options and warrants .......            --         341,000            --
Diluted .......................................    $1,766,000       3,290,000         $ .54


                                                      For the year ended December 31, 1997
                                                      ------------------------------------
Basic .........................................    $2,290,000       2,948,000         $ .78
Effect of dilutive options and warrants .......            --         424,000            --
Diluted .......................................    $2,290,000       3,372,000         $ .68


                                                      For the year ended December 31, 1998
                                                      ------------------------------------
Basic .........................................    $3,532,000       2,905,000         $1.22
Effect of dilutive options and warrants .......            --         413,000            --
Diluted .......................................    $3,532,000       3,318,000         $1.06

      Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net income per common share included the effect of options and warrants computed under the treasury stock method.

12. Long-term Leases and other Commitments:

      The Company leases its corporate offices, distribution facilities and data processing equipment under agreements which expire at varying dates through 2007. Minimum annual rental commitments at December 31, 1998, are as follows:

            1999 ............................................    $2,900,000
            2000 ............................................     2,030,000
            2001 ............................................     1,280,000
            2002 ............................................       643,000
            2003 ............................................       247,000
            Thereafter ......................................       135,000
                                                                 ----------
                                                                 $7,235,000
                                                                 ==========

      Rent expense under the Company's various operating leases was $2,431,000, $1,795,000 and $1,478,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

13. Segment Data:

      The Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosure about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly be the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance.

      The Company operates in two industry segments, wholesale distribution, and computer and networking services. See Note 1 for description of businesses. There are no inter-segment sales and all sales occur in North America. Income
(loss) from operations by industry segment consists of net sales less related cost and expenses. In computing income (loss) from operations by segment, cost of borrowed funds for working capital have been included. Corporate includes the general and corporate expenses and interest incurred to acquire the two businesses. Corporate operating expenses directly traceable to industry segments, if any, have been allocated to those segments. Amortization of goodwill and related impairment charges are considered segment related and accordingly charged to the related industry segment. Identifiable assets by industry segment are those assets that are used in the business's operation in each industry segment and do not include general corporate assets. General corporate assets consist primarily of cash, deferred taxes, and corporate property.

                                                             Corporate
                                  Wholesale     Computer      Charges/
                                 Distribution   Services      Interest    Total
                                 ------------   --------      --------   ------
                                                     (in millions)
                                 ----------------------------------------------

Sales ........................      $125.0        $22.9        $--      $147.9
                                    ======        =====        ====     ======
Pre-Tax Income ...............         7.0          (.1)        (.9)       6.0
                                    ======        =====        ====     ======
Identifiable Assets ..........      $ 43.6        $ 9.2       $ 4.7     $ 57.5
                                    ======        =====        ====     ======

14.  Subsequent Event:

      On February 25, 1999, the Company acquired 100% of the common stock of Creative Business Concepts (CBC) of Costa Mesa, California, a leading computer networking integrator, for cash. CBC will be consolidated with the Costa Mesa office of Richton's CBE subsidiary. The acquisition will be accounted for as a purchase. The unaudited balance sheet of CBC as of December 31, 1998 reflected $3.6 million in total assets and $3.1 million in total liabilities. The company expects to recognize approximately $1.8 million in additional goodwill on this acquisition.