Form 10-Q
period 1999-03-31
RICHTON INTERNATIONAL CORP
filed 1999-05-17
CIK 83877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
================================================================================
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarter  ended March 31, 1999                Commission File No. 0-12361

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

         Common Stock, par value $.10, 2,951,000 shares at April 1, 1999

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX
-------------------------------------------------------------------------------
                                                                            PAGE

PART  I FINANCIAL INFORMATION

            Item 1. - Financial Statements:

                       Consolidated Statement of Income
                       For the three months ended
                       March 31, 1999 and March 31, 1998                       3

                       Consolidated Balance Sheets at
                       March 31, 1999 and December 31, 1998                    4

                       Consolidated Statements of Cash Flow
                       For the three months ended March 31, 1999
                       and March 31, 1998                                      5

                       Notes to Consolidated Financial
                       Statements                                              6

            Item 2. - Management's Discussion and
                       Analysis of Results of Operation and
                       Financial Condition                                    12

PART II  OTHER INFORMATION                                                  None

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months ended March 31,
                                                    ----------------------------
                                                       1999            1998
                                                       ----            ----
Net Sales                                          $ 29,385,000    $ 16,955,000

Cost of Sales                                        21,809,000      12,642,000
                                                   ------------    ------------
   Gross Profit                                       7,576,000       4,313,000


Selling, general & administrative
   expenses                                           9,492,000       6,017,000
                                                   ------------    ------------
   Income from Operations                            (1,916,000)     (1,704,000)

Interest income                                         220,000         170,000

Interest  expense                                       626,000         421,000
                                                   ------------    ------------
   Income  before provision for
     income  taxes                                   (2,322,000)     (1,955,000

Provision for income taxes                             (880,000)       (771,000)
                                                   ------------    ------------
                                                   $ (1,442,000)   $ (1,184,000)
                                                   ============    ============
Net Income per common share:

   Basic                                           $      (0.49)   $      (0.40)
                                                   ============    ============
   Diluted                                         $      (0.43)   $      (0.35)
                                                   ============    ============
Weighted Average Common and Common Equivalent
  Shares outstanding

   Basic                                              2,951,000       2,978,000
                                                   ============    ============
   Diluted                                            3,355,000       3,361,000
                                                   ============    ============

                   The accompanying notes are an integral part
                        of these consolidated statements

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,     December 31,
                         Assets                                        1999             1998
                         ------                                        ----             ----
Current assets:
     Cash and Cash Equivalents                                     $     422,000    $     995,000
     Notes and Accounts Receivable, net of allowance for
     doubtful accounts of $1,250,000 in 1999 and 1998                 25,169,000       24,486,000
     Inventories, net                                                 26,219,000       20,419,000
     Prepaid Expenses and Other Current Assets                         1,042,000          736,000
     Deferred Taxes                                                      844,000          844,000
                                                                   -------------    -------------
    Total Current Assets                                              53,696,000       47,480,000

Property, Plant and Equipment,                                         4,331,000        3,566,000
    Less:  Allowance for Depreciation and Amortization                (1,711,000)      (1,411,000)
                                                                   -------------    -------------
                                                                       2,620,000        2,155,000

Other Assets:
    Deferred taxes                                                     1,408,000        1,001,000
    Goodwill                                                           6,446,000        4,515,000
    Other Intangibles                                                  2,331,000        2,058,000
    Other, net                                                           421,000          284,000
                                                                   -------------    -------------
TOTAL ASSETS                                                       $  66,922,000    $  57,493,000
                                                                   =============    =============
                    Liabilities & Stockholder s Equity
      Current Portion of Long Term Debt                            $   1,852,000    $   1,832,000
      Notes Payable                                                   35,135,000       25,960,000
      Accounts Payable,Trade                                           9,484,000        5,999,000
      Accrued Liabilities                                              1,864,000        4,769,000
      Deferred Income                                                  3,688,000        2,385,000
                                                                   -------------    -------------
      Total Current Liabilities                                       52,023,000       40,945,000

Noncurrent Liabilities

      Long Term Senior Debt                                            4,300,000        4,475,000

      Subordinated Debt                                                1,962,000        1,996,000
      Less: Current Portion of Long-term Debt                         (1,852,000)      (1,832,000)
                                                                   -------------    -------------
                                                                       4,410,000        4,639,000

Stockholders'  Equity
     Preferred Stock,$1.00 par value; authorized
         500,000 shares; none issued
     Common Stock,$.10 par value; authorized
         6,000,000 shares; issued 3,196,692 shares  at March 31,         322,000          322,000
         1999 and December 31, 1998
     Additional Paid-in Capital                                       18,013,000       18,013,000
     Retained Earnings                                                (6,137,000)      (4,696,000)
     Treasury Stock                                                   (1,430,000)      (1,430,000)
     Translation adjustment                                             (109,000)        (130,000)
    Deferred  Stock Compensation                                        (170,000)        (170,000)
                                                                   -------------    -------------
    Total Stockholders'  Equity                                       10,489,000       11,909,000

TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY                          $  66,922,000    $  57,493,000
                                                                   =============    =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three months  ended  March 31
                                                  -----------------------------
                                                       1999            1998
                                                       ----            ----
OPERATING ACTIVITIES
Net  Income                                       $  (1,442,000)  $  (1,184,000)
   Reconciliation of net income to  net cash
     provided by (used in )operating activities:
     Depreciation and amortization                      545,000         246,000

Changes in operating assets and Liabilities:
     Deferred Income                                    392,000         (75,000)
     Other working capital items, assets             (2,861,000)     (5,311,000)
     Other working capital items, liabilities          (752,000)      3,172,000)
     Deferred taxes                                    (407,000)        (55,000)
     Other assets                                      (136,000)       (170,000)
                                                              0
                                                  -------------   -------------
     Net cash provided by
       (used in) operating activities                (4,661,000)     (3,377,000)


INVESTING ACTIVITIES
Capital expenditures                                   (435,000)         (3,000)
Cash paid  for acquisitions, net of cash acquired    (3,067,000)         45,000
                                                  -------------   -------------
      Net cash  used in investing activities         (3,502,000)         42,000



FINANCING ACTIVITIES
Proceeds from Long-Term  Debt                              --              --
Repayment of Subordinated Debt                         (527,000)        (51,000)
Exercise of Stock options                                                 2,000
Repurchase of Shares                                       --
Proceeds from Line of Credit                          8,264,000       3,170,000
Repayment of Long -Term Debt                           (175,000)       (175,000)
                                                  -------------   -------------
      Net cash provided by financing activities       7,562,000       2,946,000

Effect of exchange rate on cash balances                 28,000            --
                                                  -------------   -------------
Increase (Decrease) in cash and cash equivalents       (573,000)       (389,000)

Cash and cash  equivalents, beginning of period         995,000         474,000
                                                  -------------   -------------
Cash and cash equivalents, end of period          $    (422,000)  $      85,000
                                                  =============   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for interest                      $     668,000   $     319,000
                                                  =============   =============
      Cash paid for income taxes                  $   1,026,000   $      80,000
                                                  =============   =============

                   The accompanying notes are an integral part
                        of these consolidated statements

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

1. Description of Business:

Richton International Corporation ("Richton") is a holding company with three principal subsidiaries, Century Supply Corp. ("Century"), CBE Technologies Inc ("CBE"), and Creative business concepts, Inc ("CBC")) collectively the "Company". Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches serve customers in 33 states mostly in the eastern United States and in Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for all of the leading original equipment manufacturers (OEM) in the irrigation systems field. CBE Technologies, Inc. ("CBE") is headquartered in Boston, Massachusetts with offices located in New York, and Portland, Maine. CBC, Inc is located in Irvine, California. CBE and CBC are Systems Integrators providing network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales. CBE and CBC's technical certifications include; Novell Platinum reseller, Microsoft Channel partner, Banyan Enterprise/Network dealer, Novell authorized Training Center, and a Novell Authorized Service Center.

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

Cash and Cash Equivalents--Cash and cash equivalents include highly liquid investments with original maturity's of three months or less.

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


3.  Acquisitions:

During 1998, Century acquired five different distributor operations in four different markets: Northern New Jersey, Idaho, Utah and Florida for an aggregate purchase price of $6.4 million. The acquisitions were made in cash and were financed by its working capital line. As a result of these acquisitions, the Company recorded $4.2 million of tangible net assets. Century also opened a branch in Oregon. Similar to past experience, these acquisitions were made primarily after the prime selling season.

On February 25, 1999, the Company acquired 100% of the common stock of Creative Business Concepts (CBC) of Irvine, California, a leading computer networking integrator, for cash. The Costa Mesa office of Richton's CBE subsidiary will be consolidated with CBC. The acquisition will be accounted for as a purchase. The unaudited balance sheet of CBC as of December 31, 1998 reflected $3.6 million in total assets and $3.1 million in total liabilities. The company recorded a charge to goodwill of approximately $1.7 million on this acquisition.

4. Statement of Cash Flows:

The components of Other Working Capital items included in the Consolidated Statements of Cash Flows are as follows:

                                                 Three Months Ended March 31,
                                             -----------------------------------
                                                 1999                   1998
                                             -----------            -----------
Receivables                                  $ 2,040,000             (1,274,000)
Inventories                                   (4,769,000)            (4,284,000)
Prepaid Expenses                                (132,000)              (247,000)

Increase in Working
   Capital Items, Assets                     $(2,861,000)           $(5,311,000)
                                             ===========            ===========
Accounts Payable                               2,736,000              4,724,000
Accrued Liabilities                           (3,488,000)            (1,552,000)
                                             -----------            -----------
Increase Working Capital
   Items, Liabilities                        $  (752,000)           $ 3,172,000
                                             -----------            -----------

5. Financing Arrangements:

      In May 1999, Richton entered into a new banking agreement with PNC Business Credit that provided a increase in line of credit financing to $60 million and a five year term loan of $7.5 million. The existing line of credit that was replaced was limited to $40 million. The increased availability from the new revolving line of credit recognizes Richton's increased leverage and the need to fund its growth. The interest rates on this new financing are LIBOR plus 225 basis points if senior debt is less than 2.5 times EBITDA and LIBOR plus 250 basis points if senior debt is greater than 2.5 times (at May 15, 1999 7.15%, or 7.4%, respectively). The Company expects that senior debt will exceed 2.5 times EBITDA during most of the year.

      The $7.5 million term debt replaces the existing $4.3 million term obligation The new Term loan has a five year maturity, bears interest at the rate 50 basis points higher than the revolving line of credit, and provides for monthly interest and principal payments.

6. Long-Term Debt:

The Company has the following long-term debt as of March 31 and December 31,

                                                                                      1999             1998
                                                                                      ----             ----
Term  note  payable  to a  bank,  secured  by  accounts  receivable,  inventory, furniture and equipment,  interest at Libor plus 175 points (7.4% as of December
31, 1998), payable in quarterly installments of
$175,000, final payment due April 27, 2001                                       $4,300,000        $4,475,000

Installments payable to former owner of Century, unsecured and subordinated to bank debt, payable in quarterly installments of $50,000,
final payment due June 30, 2000                                                     218,000           268,000

Note payable to related party, unsecured and subordinated to bank debt, interest at 9%, payable in semi-annual installments of $118,125 commencing April 1996, final payment due October 31, 1999--
recorded net of discount (A)                                                        341,000           341,000

Note payable to related party, unsecured and subordinated to the term note payable to bank, interest at 10%, payable in 10
installments of $100,000 on October 15th and April 15th, final
payment due April 2000--recorded net of discount (B)                                362,000           362,000

Note payable to seller of CBE, unsecured, and subordinated to the all bank debt, interest at 9% payable in 10 installments of
 $100,000 on October 15th and April 15th, final payment
due April 2000                                                                      254,000           254,000

Other                                                                               787,000           771,000
                                                                                 ----------        ----------
                                                                                  6,262,000         6,471,000
Less: Current Portion                                                            (1,852,000)       (1,832,000)
                                                                                 ----------        ----------
                                                                                 $4,410,000        $5,591,000
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

7. Stock Options

The Company has as part of its 1990 Long-Term Compensation Plan, a Stock Option Plan ("the Plan"). Richton accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. The Company may grant options for up to 415,000 shares under the Plan. The Company has granted options representing 315,000 shares through March 31, 1999. Options are granted over terms not to exceed ten years. Under the Plan, the option exercise price equals the stock market price on date of grant except for options granted the Chairman of the Board. The exercise price for Mr. Sullivan's options are at 110% of the current market price at date of grant.

The Company has issued warrants to purchase 336,250 shares of Common Stock in connection with two debt agreements. These warrants are currently exercisable and will expire in seven years from date of issue.

8.  Net Income Per Share:

Net income per common share was calculated on the basis of 3,355,000, and 3,361,000, weighted average common and common equivalent shares outstanding in the three month periods ending March 31, 1999, and 1998, respectively.

                                                                   Net Income
                                     Income          Shares         Per share
                                     ------          ------         ---------
                                    For the three months ended March 31, 1998
                                    -----------------------------------------
Basic                            $(1,184,000)       2,978,000         $(.40)
Effect of dilutive
  options and warrants                 --             383,000           --
Diluted                          $(1,184,000)       3,361,000         $(.35)

                                    For the three months ended March 31, 1999
                                    -----------------------------------------
Basic                            $(1,442,000)       2,951,000         $(.49)
Effect of dilutive
  options and warrants                     --         404,000            --
Diluted                          $(1,442,000)       3,355,000         $(.43)



Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net income per common share included the effect of options and warrants computed under the treasury stock method.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.


Results of Operations- for the Three Months ended March 31, 1999

Sales for the three months ended March 31, 1999 were $29.4 million, an increase of $12.4 million or approximately 74% over the $17.0 million recorded for the same three month period in 1998.

Gross profit for the three months ended March 31, 1999 was $7.6 million, an increase of $3.3 million or 76% over the $4.3 million recorded in the same three months in 1998. The slightly higher gross margin percentage this year over last year is due principally to last years business which was negatively impacted by the effects of El Nino.

Selling, general and administrative expenses for the three months ended March 31, 1999 increased $3.5 million to $9.5 million from $6.0 million for the same three month period in 1998. The higher level of expense is due to the higher number of operating branches - now 114 as compared with 75 last year.

The provision for federal, state and foreign income taxes as a percentage of pre-tax loss is approximately the same as last year. The 1% difference reflects the effect of state taxes on the respective losses recorded for these periods.

As a result of the foregoing, the net loss for the three month period ended March 31, 1999 was $1.4 million or $(.43) per diluted share, a increase loss of $.2 million over the $1.2 million loss or $(.35) per diluted share reported for the same three month period in 1998.

Financial Condition:

The Company's working capital declined approximately $4.8 million to $1.7 million. At March 31,1999. This decline was attributed to the quarter's loss of $1.4 million and to acquisitions and capital expenditures of $3.5 million. The largest portion of which was the purchase of Creative Business Concepts , Inc (
CBC) for $2.2 million and the purchase of three irrigation branches by Century.

Though the Company has continued to generate sufficient cash to liquidate its term and subordinated debt as it becomes due, and make acquisitions necessary for its growth, there is no assurance, given the high degree of leverage, the seasonality of its principal business and the related higher fixed charges incumbent with more branches, that it can continue to do so in the future.

The Annual Stockholders meeting was held as previously announced on May 3, 1999 at the Warwick Hotel, in New York City. At the meeting Mr. Norman Alexander and Mr. Fred R. Sullivan were elected to serve as directors for a term expiring at the 2002 annual meeting. Of the shares eligible to vote, ninety six percent (96%) were represented at the meeting and of these shares more than ninety nine and one half percent (99.5%) voted for their election and for the appointment of Arthur Andersen & Co. LLP as auditors for the calendar year ending December 31, 1999.

Year 2000

The year 2000 issue exists because many computer systems and applications, including those imbedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications many not properly recognize the year 2000 or process data which includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

Each of the Company's operating subsidiaries uses systems software acquired from an established software vendor. In each case the vendor has indicated that the software being supplied is year 2000 compliant. In the case of Century, their operating computer environment uses a proxy for a date rather than the actual date -thus there is no double zero situation to deal with that would be subject to misinterpretations or miscalculation.

CBE has received a "Y2K Compliance Certificate" from American Micro Innovations, Inc. the vendor of their general ledger systems and its supporting modules. Despite the assurance, the Company is currently testing these systems during this 2rd quarter of 1999.

Both Century and CBE communicate with their suppliers through EDI. Century, however, does not receive its third party data directly into its operating systems but rather it converts such data before it is internally processed, avoiding the opportunity for contamination of their system. CBE recently tested their EDI transmission with several of their largest vendors and found the systems compliant. Century , CBE and CBC are continuing to work with their suppliers, however should any supplier or vendor be unable to achieve year 2000 compliance by September 30, 1999, the Company intends to switch to other suppliers that are able to provide year 2000 compliance. The Company does not expect to incur any material additional cost to achieve year 2000 compliance.

The Company's ability however to be completely compliant is of course dependant upon the ability of its vendors, suppliers, bankers and other fiduciaries to also be compliant. In addition, the Company can not guarantee that third parties upon whom the Company depend for essential services, such as electric utilities, and telephone and other interchange carriers, will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could disrupt the Company's businesses. The Company has established a supplier compliance program to minimize such risks.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RICHTON INTERNATIONAL CORPORATION
                                                    (Registrant)

                                    /s/ Cornelius F. Griffin
                                    --------------------------------------------
                                    Cornelius F. Griffin
                                    Vice President  and  Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

DATE: May 13, 1999
New York, New York