Form 10-Q
period 1999-06-30
RICHTON INTERNATIONAL CORP
filed 1999-08-13
CIK 83877

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 - Q

                                   (Mark One)


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934

                                   ----------

For the Quarter Ended                            Commission file number
June 30, 1999                                            0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

            DELAWARE                                    05-0122205
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     identification No.)

767 5th Avenue, New York, New York                         10153
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number                         (212) 751-1445

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

         Common Stock, par value $.10, 2,950,000 shares at August 2,1999

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------



                                                                            PAGE

PART I FINANCIAL INFORMATION

      Item 1. - Financial Statements:

           Consolidated Statements of Operations
           for the three and six months ended June  30, 1999
           and June 30, 1998                                                  3

           Consolidated Balance Sheets at June 30,1999
           and December 31, 1998                                              4

           Consolidated Statements of Cash Flow for
           the six months ended June 30, 1999 and
           June 30, 1998                                                      5

           Notes to Consolidated Financial
           Statements                                                         6

      Item 2. - Management's Discussion and
           Analysis of Results of Operation and
           Financial Condition                                                8

PART II OTHER INFORMATION - None

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                               Three Months ended                    Six Months Ended
                                               ------------------                    ----------------

                                                                         JUNE 30
                                                                         -------
                                                    1999          1998           1999          1998
                                                    ----          ----           ----          ----
Net Sales                                        $75,182,000   $50,274,000   $104,567,000   $67,229,000

Cost of Sales                                     52,884,000    36,173,000     74,693,000    48,815,000
                                                 -----------   -----------   ------------   -----------
                Gross Profit                      22,298,000    14,101,000     29,874,000    18,414,000

Selling, general & administrative
   expenses                                       14,222,000     8,733,000     23,714,000    14,750,000
                                                 -----------   -----------   ------------   -----------
                   Income from Operations          8,076,000     5,368,000      6,160,000     3,664,000

Interest income                                      222,000       144,900        442,000       314,900

Interest  expense                                    871,000       535,000      1,497,000       956,000
                                                 -----------   -----------   ------------   -----------
                   Income  before provision for
                   income  taxes                   7,427,000     4,978,000      5,105,000     3,023,000

Provision for income taxes                         2,853,000     1,979,000      1,973,000     1,208,000
                                                 -----------   -----------   ------------   -----------
                   Net Income                    $ 4,574,000   $ 2,999,000   $  3,132,000   $ 1,815,000
                                                 ===========   ===========   ============   ===========

Net Income per common share:

                   Basic                         $      1.52   $      1.03   $       1.07   $      0.62
                                                 ===========   ===========   ============   ===========
                   Diluted                       $      1.34   $      0.89   $       0.95   $      0.53
                                                 ===========   ===========   ============   ===========
Weighted Average Common and Common Equivalent
  Shares outstanding
                   Basic                           3,001,000     2,919,000      2,923,000     2,946,000
                                                 ===========   ===========   ============   ===========
                   Diluted                         3,402,000     3,383,000      3,302,000     3,408,000
                                                 ===========   ===========   ============   ===========

  The accompanying notes are an integral part of these consolidated statements

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                 June 30                            December 31
                                   Assets                                       1999                                1998
                                   ------                                      -------                            -----------
Current assets:
     Cash and Cash Equivalents                                                 $ 1,433,000                          $   995,000
     Notes  and  Accounts  Receivable, net of allowance  for
     doubtful  accounts of $1,550,000 in 1999 and $1,150,000 in 1998            47,625,000                           24,486,000
     Inventories, net                                                           33,078,000                           20,419,000
     Prepaid Expenses and Other Current Assets                                     978,000                              736,000
     Deferred Taxes                                                                844,000                              844,000
                                                                               -----------                          ------------

                       Total Current Assets                                     83,958,000                           47,480,000

Property, Plant and Equipment,                                                   4,894,000                            3,566,000
                       Less:  Allowance for Depreciation and Amortization       (2,281,000)                          (1,411,000)
                                                                               -----------                          -----------
                                                                                 2,613,000                            2,155,000


Other Assets:
                       Deferred taxes                                            1,209,000                            1,001,000
                       Goodwill                                                  6,616,000                            4,515,000
                       Other Intangibles                                         3,389,000                            2,342,000
                                                                               -----------                          -----------
TOTAL ASSETS                                                                   $97,785,000                          $57,493,000
                                                                               ===========                          ===========


                       Liabilities & Stockholder's Equity
                       ----------------------------------

Current Liabilities:
     Current Portion of Long Term Debt                                         $ 2,430,000                          $ 1,832,000
     Notes Payable                                                              38,308,000                           25,960,000
     Accounts Payable,Trade                                                     24,796,000                            5,999,000
     Accrued Liabilities                                                         6,560,000                            4,769,000
     Deferred Income                                                             3,395,000                            2,385,000
                                                                               -----------                          -----------
                       Total Current Liabilities                                75,489,000                           40,945,000

Noncurrent Liabilities

                       Long Term Senior Debt                                     7,500,000                            4,475,000

                       Subordinated Debt                                         1,895,000                            1,996,000
                       Less: Current Portion of Long-term Debt                  (2,430,000)                          (1,832,000)
                                                                               -----------                          -----------
                                                                                 6,965,000                            4,639,000

Stockholders' Equity
     Preferred Stock,$1.00 par value; authorized 500,000 shares; none issued

     Common Stock,$.10 par value; authorized                                       327,000                              322,000
        6,000,000  shares;  issued  3,266,692  shares  at June 30,  1999 and
        3,216,692  shares at December 31, 1998

     Additional Paid-in  Capital                                                18,118,000                           18,013,000
     Retained  Earnings                                                         (1,564,000)                          (4,696,000)
     Treasury Stock                                                             (1,430,000)                          (1,430,000)
     Translation  adjustment                                                                                           (130,000)
     Deferred  Stock Compensation                                                 (120,000)                            (170,000)
                                                                               -----------                          -----------
                                                                                15,331,000                           11,909,000
                 Total Stockholders' Equity

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $97,785,000                          $57,493,000
                                                                               ===========                          ===========

  The accompanying notes are an integral part of these consolidated statements

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six months ended June 30
                                                                                         ------------------------
                                                                                              1999          1998
                                                                                              ----          ----
OPERATING ACTIVITIES
Net  Income
Reconciliation of net income to  net cash provided by (used in)operating activities:      $ 3,132,000   $ 1,817,000
            Depreciation and amortization                                                     824,000       684,000

           Changes  in  operating assets and Liabilities:
                 Deferred Income                                                              149,000      (148,000)
                 Other working capital  items, assets                                    (31,819,000)  (22,921,000)
                 Other working capital items, liabilities                                  19,256,000    12,605,000
                 Deferred taxes                                                              (208,000)      214,000
                 Other assets                                                                (401,000)     (115,000)

                                                                                          -----------   -----------
           Net cash provided by (used in) operating activities                             (9,067,000)   (7,864,000)


INVESTING ACTIVITIES
Capital expenditures                                                                         (480,000)      (56,000)
Cash paid  for acquisitions, net of cash acquired                                          (3,630,000)   (1,172,000)

                                                                                          -----------   -----------
           Net cash  used in investing activities                                          (4,110,000)   (1,228,000)


FINANCING ACTIVITIES
Proceeds from Long-Term Debt                                                                3,200,000            --
Repayment of Subordinated Debt                                                               (921,000)     (331,000)
Exercise of Stock options                                                                     110,000        48,000
Repurchase of Shares                                                                                       (856,000)
Proceeds from Line of Credit                                                               11,264,000    10,873,000
Repayment of Long-Term Debt                                                                  (175,000)
                                                                                          -----------   -----------
           Net cash provided by financing activities                                       13,478,000     9,734,000

Effect of exchange rate on cash balances                                                      137,000            --
                                                                                          -----------   -----------
Increase (Decrease) in cash and cash equivalents                                              438,000       642,000

Cash and cash equivalents, beginning of period                                                995,000       474,000
                                                                                          -----------   -----------
Cash and cash equivalents, end of period                                                  $ 1,433,000   $ 1,116,000
                                                                                          ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                    $ 1,278,000   $   891,000
                                                                                          ===========   ===========
Cash paid for income taxes                                                                $ 1,277,000   $ 1,161,000
                                                                                          ===========   ===========

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and related notes included herein have been prepared by Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10-Q. All adjustments, including those of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such requirements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results for any interim period should not be construed as representative for the year taken as a whole due, among other things, to the seasonality of the Company's business.


This report may contain forward-looking statements. The matters expressed in such statements are subject to numerous uncertainties and risks including but not limited to general economic and climatic conditions in the markets in which Richton and its subsidiaries operate, fluctuation in demand for the products and services offered by these subsidiaries, and current expectations of the Company or its management. Should one or more of those uncertainties or risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described as forward-looking statements. The Company does not intend to update those forward-looking statements.

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

2.Acquisitions:

On February 25, 1999, the Company acquired 100% of the common stock of Creative Business Concepts (CBC) of Irvine, California, a leading computer networking integrator, for cash of $2.2 million, plus a future payment based upon profit improvement recorded during 1999 and 2000 over a base period. The Costa Mesa office of Richton's CBE subsidiary will be consolidated with CBC. The acquisition will be accounted for as a purchase. The company recorded a charge to goodwill of approximately $1.7 million on this acquisition. Pro Forma Statements is not presented because such information is immaterial.

During 1999, Century acquired five distributor operations in four different markets: Michigan, New York (Long Island), Oregon, and Kentucky for an aggregate purchase price of $3.6 million. The acquisitions were made in cash and notes and were financed by its working capital line. As a result of these acquisitions, the Company recorded $1.5 million in Goodwill and Intangible assets.

3. Statement of Cash Flows:

The components of other working capital items included in the Consolidated Statements of Cash Flows are as follows:

                                                   Six Months Ended June 30,
                                                        1998           1999

Receivables                                        $(20,123,000)   $(16,239,000)
Inventories                                         (11,628,000)     (6,324,000)
Prepaid Expenses                                        (68,000)       (358,000)

Increase in Working Capital Items, Assets          $ 31,819,000    $ 22,921,000
                                                   ============    ============

Accounts Payable                                   $ 18,048,000    $ 11,091,000
Accrued Liabilities                                   1,208,000       1,514,000
                                                   ------------    ------------
Increase Working Capital Items, Liabilities        $ 19,256,000    $ 12,605,000
                                                   ------------    ------------

4. Financing Arrangements:

The Company negotiated a new five year revolving line of credit and Term Loan agreement with PNC Business Credit amounting to $67.5 million. The agreement provides for a $60 million revolving line of credit (increased from $40 million) and a $7.5 million senior term debt - an increase of $3.2 million from the existing balances. The additional proceeds from the Term loan were used to finance the acquisition of CBC.(See Note 3) and to restructure the CBE working capital line. The revolving line of credit carries a interest rate based upon LIBOR plus 250 basis points if Richton's leverage ratio is in excess of 2.5 times trailing twelve month EBITDA or LIBOR plus 225 basis points if the leverage ratio is below that level. (the Company has the option to borrow at prime which at June 30, 1999 was 7.75%). At

June 30, 1999, essentially all the borrowings under the line of credit were at 7.5% (LIBOR plus 250). The outstanding balance on the line of credit at June 30, 1999 and December 31, 1998 was $38.3 million and $26.0 million, respectively. This financing agreement contains various covenants that among other things require the Company to maintain certain financial ratios.

5. Long-Term Debt:

The Company has the following long-term debt as of June 30 and December 31,

                                                                                      1999                 1998
                                                                                      ----                 ----
Term  note  payable  to a  bank,  secured  by  accounts  receivable,  inventory, furniture and equipment, interest at LIBOR plus 300 basis or prime plus 50 basis points (8.25% as of June 30, 1999), payable in monthly installments
of $125,000, final payment due June 30, 2004 (A)                                   $7,500,000            $4,475,000

Other, including $951,000 in 1999, due business owners whose assets
and businesses were acquired in 1999.                                               1,895,000             1,996,000
                                                                                   ----------            ----------
                                                                                    9,395,000             6,471,000

Less: Current Portion                                                              (2,430,000)           (1,832,000)
                                                                                   ----------            ----------

                                                                                   $6,965,000            $4,639,000
                                                                                   ==========            ==========

(A): Based upon excess Cash Flow, as determined, an additional $1.0 million maximum could be repaid each year.

6. Net Income Per Share:

Net income per common share was calculated on the basis of 3,302,000, and 3,408,000, weighted average common and common equivalent shares outstanding in the six month periods ending June 30, 1999 and 1998, respectively.


                                                                                 Net Income
                                                     Income          Shares       Per share
                                                     ------          ------       ---------
                                                     For the six months ended June 30, 1998
                                                     --------------------------------------

     Basic                                          $1,815,000      2,946,000      $.62
     Effect of dilutive options and warrants                --        462,000        --
     Diluted                                        $1,815,000      3,408,000      $.53

                                                     For the six months ended June 30, 1999
                                                    ---------------------------------------
     Basic                                           $3,132,000      2,923,000     $1.07
     Effect of dilutive options and warrants                 --        379,000        --
     Diluted                                         $3,132,000      3,302,000      $.95

Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted net income per common share included the effect of options and warrants computed under the treasury stock method.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

Results of Operations- for the Second Quarter and Six Months ended June 30, 1999

Sales and net income for the three months ended June 30, 1999 were $75.2 million and $4.6 million or $1.34 per share - diluted, respectively. For the three months ended June 30, 1998 sales and net income were $50.3 million and $3.0 million, or $.89 per share,-diluted respectively. Sales and net income for the six months ended June 30, 1999 were $104.6 million and $3.1 million, or $.95 per share - diluted, respectively. For the six months ended June 30, 1998 sales and net income were $67.2 million and $1.8 million or $.53 per share - diluted, respectively.

Gross profit for the three and six months were $22.3 million and $29.9 million, respectively. For the three and six months ended June 30, 1998 gross profit was $ 14.1 million and $18.4 million, respectively. The higher gross profit as a percentage of sales in both the three and six months periods when compared to the corresponding periods in 1998 is due principally to a more favorable geographic and product and service mix.

Century's business has been positively affected by a record breaking construction industry and overall favorable weather conditions in its market area. There are now one hundred and fourteen Century branches and newly opened locations have become profitable. CBE has experienced improved sales and operations, as well as a better mix of service activities during 1999 as compared to the same period in 1998. A large share of Richton's sales are seasonal, and the second quarter traditionally is the Company's best.

Selling, general and administrative expenses for the three and six months ended June 30, 1999 were $14.2 million and $23.7 million, respectively. For the three and six months ended June 30, 1998 selling general and administrative expenses were $8.7 million and $14.8 million respectively. The higher level of expenses in the current year is due to the higher number of operating branches - now 114 as compared with 75 last year, and the inclusion of CBC which was acquired effective January 1, 1999.

Interest, expense, net, for the three and six months ended June 30, 1999 were $.6 million and $1.1 million, respectively. For the three and six months ended June 30, 1998 interest expense, net, was $.4 million and $.6 million, respectively. The higher interest cost is principally due to the higher levels of working capital required relating to the higher level of sales in the current periods.

The provision for Federal, State and foreign income taxes as a percentage of pre-tax income is approximately the same as last year.

As a result of the foregoing, the net income for the three and six months period ended June 30, 1999 was $4.6 million or $1.34 per share-diluted, and $3.1 million or $.95 per share-diluted, respectively. This compares favorably with the three and six months net income for the same periods last year of $3.0 million or $.89 per share-diluted and $1.8 million or $.53 per share-diluted, respectively.

Financial Condition:

The Company's principal source of funding is through its working capital line of credit. As was noted above, (see Note # 5), the Company, in May of this year, completed a new five year borrowing agreement with a syndication of banks that increased the maximum capacity of it's line of credit to $60 million (from $40 million) and increased the Term Loan by approximately $3 million to $7.5 million. This agreement will provide the Company with greater flexibility as the Company continues to grow.

During the first half of 1999, the net cash used in operations was $9.1 million compared to $7.9 million during the first half of last year. This increase is principally due to higher working capital associated with more than a 50% increase in sales, partially offset by higher net income and depreciation and amortization charges. In addition, the Company invested $3.6 million to acquire new businesses and spent $.5 million in capital expenditures. During the first half of 1998 the Company invested $1.2 million on acquisitions and $.1 million on capital expenditures. The increase in the funds used in operations was funded by an increase in the line of credit and the increase in the investing activities was funded by the increase in the term loan.

Though the Company has continued to generate sufficient cash to liquidate its term and subordinated debt as it becomes due, and make acquisitions necessary for its growth, there is no assurance, given the high degree of leverage, the upward trend of interest rates, the seasonality of its principal business and the related higher fixed charges incumbent with more branches, that it can continue to do so in the future.

Year 2000

The year 2000 issue exists because many computer systems and applications, including those imbedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data which includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions of failures.

Each of the Company's operating subsidiaries uses systems software acquired from an established software vendor. In each case the vendor has indicated that the software being supplied is year 2000 compliant. In the case of Century, their operating computer environment uses a proxy for a date rather than the actual date - thus there is no double zero situation to deal with that would be subject to misinterpretations or miscalculation.

CBE has received a "Y2K Compliance Certificate" from American Micro Innovations, Inc. the vendor of their general ledger systems and its supporting modules. Despite the assurance, the Company is tested these systems during this 2nd quarter of 1999 and have determined that it's systems are 2000 compliant. CBE has also embarked on a program of replacing those personal computers that are not 2000 complaint. As of June 30, 1999 this process is more than 50% complete.

Both Century and CBE communicate with their suppliers through EDI. Century, however, does not receive its third party data directly into its operating systems but rather it converts such data before it is internally processed, avoiding the opportunity for contamination of their system. It has however implemented a testing process with it's major vendors that has to date been satisfactory. Century expects to complete this process by the end of the third quarter. CBE recently tested their EDI transmission with several of their largest vendors and found the systems compliant. Century, CBE and CBC are continuing to work with their suppliers, however should any supplier or vendor be unable to achieve year 2000 compliance by September 30, 1999, the Company intends to switch to other suppliers that are able to provide year 2000 compliance. The Company does not expect to incur any material additional cost to achieve year 2000 compliance.

The Company's ability however to be completely compliant is of course dependant upon the ability of its vendors, suppliers, bankers and other fiduciaries to also be compliant. In addition, the Company can not guarantee that third parties and telephone and other interchange carriers, will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could disrupt the Company's businesses. The Company has established a supplier compliance program to minimize such risks.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RICHTON INTERNATIONAL CORPORATION
                                            (Registrant)

                                   /s/ Cornelius F. Griffin
                                   -------------------------------------------
                                   Cornelius F. Griffin
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

DATE:   August 13, 1999
New York, New York