Form 10-Q
period 1999-09-30
RICHTON INTERNATIONAL CORP
filed 1999-11-10
CIK 83877

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 - Q

                                   (Mark One)


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934

                                   ----------

For the Quarter Ended                            Commission file number
September  30, 1999                                     0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

            DELAWARE                                    05-0122205
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     identification No.)

767 5th Avenue, New York, New York                         10153
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number                        (212) 751-1445

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

        Common Stock, par value $.10, 3,021,000 shares at November 2, 1999

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------



                                                                            PAGE

PART I FINANCIAL INFORMATION

     Item 1. - Financial Statements:

           Consolidated Statements of Income
           for the three and nine months ended September
           30, 1999 and September 30, 1998 (unaudited)                         3

           Consolidated Balance Sheets at September
           30,1999 (unaudited) and December 31, 1998                           4

           Consolidated Statements of Cash Flows for
           the nine months ended September 30, 1999 and
           September 30, 1998  (unaudited)                                     5

           Notes to Consolidated Financial
           Statements  (unaudited)                                             6

     Item 2. - Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                                           8

PART II OTHER INFORMATION - None

                      RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)

                                       Three Months Ended              Nine Months Ended
                                       ------------------              -----------------
                                                           September 30,
                                                           -------------
                                     1999              1998            1999          1998
                                     ----              ----            ----          ----
Net Sales                           $ 65,748,000   $ 48,241,000   $170,315,000   $115,470,000

Cost of Sales                         46,391,000     34,722,000    121,084,000     83,537,000
                                    ------------   ------------   ------------   ------------

     Gross Profit                     19,357,000     13,519,000     49,231,000     31,933,000

Selling, General & Administrative
  Expenses                            13,132,000      9,996,000     36,846,000     24,746,000
                                    ------------   ------------   ------------   ------------

     Income from Operations            6,225,000      3,523,000     12,385,000      7,187,000

Interest Income                          291,000        139,000        733,000        454,000

Interest Expense                         938,000        753,000      2,435,000      1,709,000
                                    ------------   ------------   ------------   ------------

     Income before provision for
     Income Taxes                      5,578,000      2,909,000     10,683,000      5,932,000

Provision for Income Tax               2,160,000      1,162,000      4,133,000      2,368,000
                                    ------------   ------------   ------------   ------------

     Net Income                     $  3,418,000   $  1,747,000   $  6,550,000   $  3,564,000
                                    ============   ============   ============   ============

Net Income Per Common Share

     Basic                          $       1.13   $       0.61    $      2.17   $       1.22
                                    ============   ============    ===========   ============

     Diluted                        $       1.00   $       0.53    $      1.95   $       1.06
                                    ============   ============    ===========   ============

Weighted Average Common and
Common Equivalent Shares
Outstanding

     Basic                             3,021,000      2,854,000        3,021,000    2,922,000
                                    ============   ============    ============= ============

     Diluted                           3,434,000      3,326,000        3,357,000    3,356,000
                                    ============   ============    ============= ============


 The accompanying notes are an integral part of these consolidated statements.

                         RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS




                                                             September 30        December 31
                                                                 1999                1998
                                                                 ----                ----
                           Assets                                (Unaudited)
                           ------
Current Assets:
         Cash and Cash Equivalents                            $     84,000    $    995,000
         Notes and Accounts Receivable, net of
         allowance for doubtful accounts of $1,550,000
         in 1999 and  $1,150,000 in 1998                        48,203,000      24,486,000
         Inventories, Net                                       29,396,000      20,419,000
         Prepaid Expenses and Other Current Assets               1,599,000         736,000
         Deferred Taxes                                            844,000         844,000
                                                              ------------    ------------

                  Total Current Assets                        $ 80,126,000    $ 47,480,000
                                                              ------------    ------------

Property, Plant and Equipment                                    5,180,000       3,566,000
         Less:  Allowance for Depreciation and Amortization     (2,411,000)     (1,411,000)
                                                              ------------    ------------

                                                                 2,769,000       2,155,000
                                                              ------------    ------------
 Other Assets:
         Deferred Taxes                                          1,209,000       1,001,000
         Goodwill                                                6,526,000       4,515,000
         Other Intangibles                                       2,474,000       2,342,000
         Other                                                     186,000            --
                                                              ------------    ------------

TOTAL ASSETS                                                  $ 93,290,000    $ 57,493,000
                                                              ============    ============

         Liabilities & Stockholders' Equity

Current Liabilities:
         Current Portion of Long Term Debt                    $  3,928,000    $  1,832,000
         Notes Payable                                          40,316,000      25,960,000
         Accounts Payable, Trade                                13,962,000       5,999,000
         Accrued Liabilities                                     7,639,000       4,769,000
         Deferred Income                                         3,366,000       2,385,000
                                                              ------------    ------------

         Total Current Liabilities                              69,211,000      40,945,000
                                                              ------------    ------------

Long Term Debt, Net of Current Maturities                        5,330,000       4,639.000
                                                              ------------    ------------

Stockholders' Equity
Preferred Stock, $1.00 par value;
  authorized 500,000 shares; none issued                                --              --

Common Stock, $.10 par value; authorized
         6,000,000 shares; issued 3,266,692 shares at
         Sept. 30, 1999 and 3,216,692 shares at
         December 31, 1998                                         327,000         322,000
Additional Paid-in Capital                                      18,118,000      18,013,000
Retained Earnings                                                1,854,000      (4,696,000)
Treasury Stock                                                  (1,430,000)
                                                                                (1,430,000)
Translation Adjustment                                                   --        (130,000)
Deferred Stock Compensation                                       (120,000)       (170,000)
                                                              ------------    ------------

         Total Stockholders' Equity                             18,749,000      11,909,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 93,290,000    $ 57,493,000
                                                              ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.

                                          RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                              Nine Months Ended September 30,
                                                                  1999            1998
                                                                  ------         ----
OPERATING ACTIVITIES
Net Income                                                    $  6,550,000   $  3,564,000
Reconciliation of net income to net cash used in
Operating activities:
Depreciation and Amortization                                      390,000        221,000
Amortization of Intangibles                                        890,000        800,000
Deferred Taxes                                                    (208,000)       319,000
Loss on Disposal of Fixed Assets                                      --          425,000

Changes in Operating Assets and Liabilities:
Deferred Income                                                     70,000          2,000
Other Working Capital Items, Assets                            (29,285,000)   (21,140,000)
Other Working Capital Items, Liabilities                         9,551,000      6,841,000
Other Assets                                                       169,000       (161,000)

                  Net Cash  used in
                  Operating Activities                         (11,875,000)    (9,129,000)

INVESTING ACTIVITIES
Capital Expenditures                                              (756,000)      (342,000)
Cash Paid for Acquisitions, Net of Cash Acquired                (3,766,000)    (3,973,000)
                                                              ------------   ------------

                  Net Cash used in Investing Activities         (4,522,000)    (4,315,000)

FINANCING ACTIVITIES

Proceeds from Long-Term Debt                                     3,200,000           --
Repayment of Subordinated Debt                                  (1,046,000)      (616,000)
Exercise of Stock Options                                          110,000         47,000
Repurchase of Shares                                                  --       (1,015,000)
Proceeds from Line of Credit                                    13,635,000     15,277,000
Repayment of Long-Term Debt                                       (550,000)      (175,000)
                                                              ------------   ------------

                  Net Cash Provided by Financing Activities     15,349,000     13,518,000

Effect of Exchange Rate on Cash Balances                           137,000         (3,000)
                                                              ------------   ------------

Increase (Decrease) in Cash and Cash Equivalents                  (911,000)        71,000

Cash and Cash Equivalents, Beginning of Period                     995,000        474,000
                                                              ------------   ------------

Cash and Cash Equivalents, End of Period                      $     84,000   $    545,000
                                                              ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash Paid for Interest                                        $  2,599,000   $  1.255.000
                                                              ============   ============

Cash Paid for Income Taxes                                    $  3,067,000   $  1,769,000
                                                              ============   ============

The accompanying notes are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements and related notes included herein have been prepared by Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10-Q. All adjustments, including those of a normal recurring nature which are, in the opinion of management, necessary to fairly state the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such requirements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results for any interim period should not be construed as representative for the year taken as a whole due to, among other things, the seasonality of the Company's business.

This report may contain forward-looking statements. The matters expressed in such statements are subject to numerous uncertainties and risks including but not limited to general economic and climatic conditions in the markets in which the Company and its subsidiaries operate, fluctuation in demand for the products and services offered by these subsidiaries, and current expectations of the Company or its management. Should one or more of those uncertainties or risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described as forward-looking statements. The Company does not intend to update those forward-looking statements.

1. Description of Business:

Richton International Corporation ("Richton") is a holding company with three principal subsidiaries, Century Supply Corp. ("Century"), CBE Technologies Inc ("CBE"), and Creative Business Concepts, Inc ("CBC") collectively the "Company". Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches serve customers in 33 states mostly in the eastern United States and in Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for all of the leading original equipment manufacturers (OEM) in the irrigation systems field. CBE is headquartered in Boston, Massachusetts with offices located in New York, and Portland, Maine. CBC is located in Irvine, California. CBE and CBC are value added resellers of network and computer equipment and systems integrators providing network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales. CBE and CBC's technical certifications include; Novell Platinum reseller, Microsoft Channel partner, Banyan Enterprise/Network dealer, Novell authorized Training Center, and a Novell Authorized Service Center.

2.Acquisitions:

During 1998, Century acquired five distributor operations in four different markets: Michigan, New York (Long Island), Oregon, and Kentucky for an aggregate purchase price of $3.6 million. The acquisitions were made in cash and notes and were financed by its working capital line. As a result of these acquisitions, the Company recorded $1.5 million in Goodwill and Intangible assets.

On February 25, 1999, the Company acquired 100% of the common stock of CBC, a leading computer networking integrator, for cash of $2.2 million, plus a future payment based upon profit improvement recorded during 1999 and 2000 over a base period. The Costa Mesa office of Richton's CBE subsidiary has been consolidated with CBC. The acquisition will be accounted for as a purchase. The company recorded goodwill of approximately $1.7 million on this acquisition.

On October 27, 1999, the company acquired the operating assets and certain of the liabilities and business of Corporate Access, Inc. ("CAI") of Andover, Massachusetts, a value-added reseller ("VAR"), of computer and networking equipment for $1.4 million cash. The Company expects to record goodwill of approximately $1.0 million on this acquisition which will be accounted for as a purchase.

3. Statement of Cash Flows:

The components of other working capital items included in the Consolidated Statements of Cash Flows are as follows:


                                              Nine Months Ended September 30,
                                                   1999            1998
                                                   ----            ----
Receivables                                   $(20,701,000)   $(16,945,000)
Inventories                                     (7,895,000)     (3,903,000)
Prepaid Expenses                                  (689,000)       (292,000)
                                              ------------    ------------

Increase in Working Capital Items, Assets     $(29,285,000)   $(21,140,000)
                                              ============    ============

Accounts Payable                              $  7,214,000    $  4,364,000
Accrued Liabilities                              2,337,000       2,477,000
                                              ------------    ------------
Increase Working Capital Items, Liabilities   $  9,551,000    $  6,841,000
                                              ============    ============

4. Financing Arrangements:

In May, 1999 the Company negotiated a new five-year revolving line of credit and term loan agreement (the "Agreement") with a syndicate of four banks lead by PNC Business Credit amounting to $67.5 million. The Agreement provides for a $60 million revolving line of credit (increased from $40 million) and for $7.5 million senior term debt - an increase of $3.2 million from the former term loan balance. The additional proceeds from the term loan were used to finance the acquisition of CBC.(see note 2), and to restructure the CBE working capital line. The revolving line of credit carries a interest rate based upon LIBOR plus 250 basis points if the Company's leverage ratio is in excess of 2.5 times trailing twelve month EBITDA or LIBOR plus 225 basis points if the leverage ratio is below that level. (the Company has the option to borrow at prime.) At September 30, 1999, essentially all the borrowings under the line of credit were at 8.39% (LIBOR plus 250). The outstanding balance on the line of credit at September 30, 1999 and December 31, 1998 was $39.5 million and $26.0 million, respectively. This financing agreement contains various covenants which among other things require the Company to maintain certain financial ratios.

Concurrent with the October, 1999 acquisition of CAI (see note 2), CBE entered into a financing agreement with Deutsche Financial Services ("DFS"). DFS will provide floor planning/financing facilities to CBE and more favorable purchasing arrangements in exchange for an Irrevocable Standby Letter of Credit from PNC in the amount of $1.5 million. At September 30, 1999, CBC owed DFS $1.1 million under a similar arrangement. CBC's line of credit with DFS is supported by an unconditional guarantee from the Company.

5. Long-Term Debt:

The Company has the following long-term debt as of:                                     Sept. 30       Dec. 31,
                                                                                          1999           1998
                                                                                          ----           ----

Term  note  payable  to a  bank,  secured  by  accounts  receivable,  inventory, furniture and  equipment,  interest at LIBOR plus 300 basis points or prime plus
50 basis points (8.75% as of September 30, 1999), payable in monthly
Installments of $125,000, final payment due June 30, 2004 (A)                         $ 7,125,000     $ 4,475,000

Other, including $951,000 in 1999, due former owners whose assets
and businesses were acquired in 1999.                                                  2,133,000       1,996,000
                                                                                     -----------      ----------

                                                                                       9,278,000       6,471,000
Less: Current Portion                                                                 (3,928,000)     (1,832,000)
                                                                                     -----------     -----------

                                                                                      $5,330,000      $4,639,000
                                                                                      ==========      ==========

(A):Based upon excess Cash Flow, as determined, an additional $1.0 million maximum could be repaid each year.

6.  Net Income Per Common Share:

Net income per common share was calculated as follows:

                                                                                 Net Income
                                                                   Income          Shares         Per Share
                                                                   ------          ------         ---------
                                                                  For the Nine Months Ended Sept. 30, 1998
                                                                  -----------------------------------------
     Basic                                                       $3,564,000       2,922,000         $1.22
     Effect of dilutive options and warrants                             --         434,000            --
     Diluted                                                     $3,564,000       3,356,000         $1.06


                                                                                 Net Income
                                                                   Income          Shares         Per Share
                                                                   ------          ------         ---------
                                                                  For the Three Months Ended Sept. 30, 1998
                                                                  -----------------------------------------
     Basic                                                       $1,747,000       2,854,000         $ .61
     Effect of dilutive options and warrants                             --         472,000            --
     Diluted                                                     $1,747,000       3,326,000         $ .53


                                                                                 Net Income
                                                                   Income          Shares         Per Share
                                                                   ------          ------         ---------
                                                                  For the Nine Months Ended Sept. 30, 1999
                                                                  -----------------------------------------
     Basic                                                       $6,550,000       3,021,000         $2.17
     Effect of dilutive options and warrants                             --         336,000            --
     Diluted                                                     $6,550,000       3,357,000         $1.95


                                                                                 Net Income
                                                                   Income          Shares         Per Share
                                                                   ------          ------         ---------
                                                                  For the Three Months Ended Sept. 30, 1999
                                                                  -----------------------------------------
     Basic                                                       $3,418,000       3,021,000         $1.13
     Effect of dilutive options and warrants                             --         413,000            --
     Diluted                                                     $3,418,000       3,434,000         $1.00


Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted net income per common share included the effect of options and warrants computed under the treasury stock method.

6.  Subsequent Event:

In October, 1999 the Company acquired 30,000 shares of its Common Stock for $495,000.

Item 2

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

Results of Operations - for the Three and Nine Months ended September 30, 1999.
---------------------

Sales and net income for the three months ended September 30, 1999 were $65.7 million and $3.4 million or $1.00 per share - diluted, respectively. For the three months ended September 30, 1998 sales and net income were $48.2 million and $1.7 million, or $.53 per share,-diluted respectively. Sales and net income for the nine months ended September 30, 1999 were $170.3 million and $6.6 million, or $1.95 per share - diluted, respectively. For the nine months ended September 30, 1998 sales and net income were $115.5 million and $3.6 million or $1.06 per share - diluted, respectively.

Gross profit for the three and nine months ended September 30, 1999 were $19.4 million and $49.2 million, respectively. For the three and nine months ended September 30, 1998 gross profit was $ 13.5 million and $31.9 million, respectively. The higher gross profit as a percentage of sales in both the three and nine months period when compared to the corresponding periods in 1998 is due principally to a more favorable geographic and product and service mix.

Century's business has been positively affected by a vibrant economy, and favorable weather conditions in the areas it serves. There are now more than one hundred and twenty Century branches and newly opened locations have become profitable. CBE has experienced improved sales and operations, as well as a better mix of service activities during 1999 as compared to the same periods in 1998. A large share of Richton's sales are seasonal, and one quarter's results cannot be used as a measure for the other quarters.

Selling, general and administrative expenses for the three and nine months ended September 30, 1999 were $13.1 million and $36.8 million, respectively. For the three and nine months ended September 30, 1998 selling general and administrative expenses were $10.0 million and $24.7 million respectively. The higher level of expenses in the current year is due to the higher number of operating branches and the inclusion of CBC which was acquired effective January 1, 1999.

Interest, expense, net, for the three and nine months ended September 30, 1999 were $.6 million and $1.7 million, respectively. For the three and nine months ended September 30, 1998 interest expense, net, was $.6 million and $1.3 million, respectively. The higher interest cost is principally due to the higher levels of working capital loans required relating to the higher level of sales in the current periods.

The provision for Federal, State and foreign income taxes as a percentage of pre-tax income is approximately the same as last year.

As a result of the foregoing, the net income for the three and nine months period ended September 30, 1999 was $3.4 million or $1.00 per share-diluted and $6.6 million or $1.95 per share-diluted, respectively. This compares favorably with the three and nine months net income for the same periods last year of $1.7 million or $.53 per share-diluted and $3.6 million or $1.06 per share-diluted, respectively.

Financial Condition:
--------------------

The Company's principal source of funding is through its working capital line of credit. As was noted above, (see note # 4), the Company, in May of this year, completed a new five year borrowing agreement with a syndication of four banks lead by PNC Business Credit that increased the maximum capacity of it's line of credit to $60 million (from $40 million) and increased the term loan by $3.2 million to $7.5 million. The increase in the term loan was used to Acquire CBC (see note 2) and to reduce CBE's reliance on line of credit financing. This financing agreement will provide the Company with greater flexibility as the Company continues to grow.

For the nine months ended September 30, 1999, the net cash used in operations was $11.9 million. This is an increase of $2.7 million over the same nine month period in 1998. This increase is due to higher working capital associated with nearly a 50% greater sales in 1999 over 1998. Historically, during the last quarter of the year, receivable balances are reduced and inventory levels are decreased, thereby providing cash that may be used to reduce short-term borrowings.


For the nine months ended September 30, 1999 the Company invested $4.5 million to acquire new businesses, including the previously noted acquisition of CBC, and to make capital improvements. During the same period last year the Company invested $4.3 million to acquire five irrigation wholesalers and make capital improvements.

The Company's source of funding for it's operating needs, during the first nine months of 1999 and 1998, was from an increase in it's line of credit of $13.6 million and $15.3 million, respectively. These funds also partially funded the Company's investment needs. The balance of the investment requirements in 1999 were funded by an increase in the term loan. During the first nine months of 1998 all of the operating and investment needs were funded by an increase in the line of credit.

In October, 1999 the Company acquired 30,000 shares of its Common Stock for $495,000.

Though the Company has continued to generate sufficient cash to pay its term and subordinated debt as it becomes due, and make acquisitions for its growth, there is no assurance, given the high degree of leverage, the seasonality of its principal business and the related higher fixed charges incumbent with more branches, that it can continue to do so in the future.

Year 2000
---------

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

Each of the Company's operating subsidiaries uses systems software acquired from an established software vendor. In each case the vendor has indicated that the software being supplied is year 2000 compliant. In the case of Century, its operating computer environment uses a proxy for a date rather than the actual date - thus there is no double zero situation to deal with that would be subject to misinterpretations or miscalculation.

CBE has received a "Y2K Compliance Certificate" from American Micro Innovations, Inc. the vendor of its general ledger systems and its supporting modules. Despite the assurance, the Company tested these systems during the 2nd quarter of 1999 and has determined that the systems are 2000 compliant. CBE has also embarked on a program of replacing those personal computers that are not Year 2000 complaint. As of September 30, 1999 this process is more than 75% complete.

Both Century and CBE communicate with their suppliers through Electronic Data Interchange ("EDI"). Century, however, does not receive its third party data directly into its operating systems but rather it converts such data before it is internally processed, avoiding the opportunity for contamination of its system. It has, however, implemented a testing process with it's major vendors that has to date been satisfactory. Century expects to complete this process by the end of the third quarter update. CBE recently tested their EDI transmission with several of their largest vendors and found the systems compliant. Century, CBE and CBC are continuing to work with their suppliers, however should any supplier or vendor be unable to achieve year 2000 compliance by September 30, 1999 update, the Company intends to switch to other suppliers that are able to provide year 2000 compliance. The Company does not expect to incur any material additional cost to achieve year 2000 compliance.

The Company's ability, however, to be completely compliant is of course dependent upon the ability of its vendors, suppliers, bankers and other fiduciaries to also be compliant. In addition, the Company can not guarantee that third parties and telephone and other interchange carriers, will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could affect the Company's businesses. The Company has established a supplier compliance program to minimize such risks.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RICHTON INTERNATIONAL CORPORATION
                                             (Registrant)
                                    /s/ Cornelius F. Griffin
                                    ------------------------------------
                                    Cornelius F. Griffin
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


DATE:   November  10, 1999
New York, New York