Form 10-K
period 1999-12-31
RICHTON INTERNATIONAL CORP
filed 2000-03-24
CIK 83877

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

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the year ended December 31, 1999                 Commission File No. 0-12361

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

Issuer's telephone number .......................................(212) 751-1445

 Securities registered under               Name of Exchange on which Registered:
Section 12(b) of the Exchange Act:

  Common Stock, par value $.10                    American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

           Series A Preferred Stock, par value $1.00. Purchase Right

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

        Aggregate market value at March 1, 2000 amounted to $20,400,000

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.10, 3,003,000 shares at March 1, 2000

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual stockholders report for the year ended December 31, 1999 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held April 26, 2000 are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART 1

Item 1      Business ......................................................  1

Item 2      Properties ....................................................  4

Item 3      Legal Proceedings .............................................  4

Item 4      Submission of Matters to a Vote of Security Holders ...........  4

PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder
            Matters .......................................................  5

Item 6      Selected Consolidated Financial Data ..........................  5

Item 7      Management's Discussion and Analysis of Financial Condition and
            Results of Operations .........................................  6

Item 7a     Quantitative & Qualitative Disclosures about Market Risk ......  8

Item 8      Financial Statements and Index to Financial Statements ........  8

Item 9      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ..........................................  8

PART III

Item 10     Directors and Executive Officers of Registrant ................  9

Item 11     Executive Compensation ........................................  9

Item 12     Security Ownership of Certain Beneficial Owners and Management.  9

Item 13     Certain Relationships and Related Transactions ................  9

PART IV

Item 14     Exhibits, Financial Statements and Reports on Form 8-K ........  9

Signatures ................................................................ 13

                                     PART I

Item 1. Business

      Richton International Corporation (the "Company" or "Richton") is a diversified service company with three operating subsidiaries, Century Supply Corp. ("Century"), CBE Technologies, Inc. ("CBE") and Creative Business Concepts, Inc. ("CBC").

      Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment, headquartered in Madison Heights, Michigan. Its branches serve customers in 33 States, mostly in the eastern half of the country and in Ontario, Canada. During 1999, Century acquired several distributors in New York, Michigan, Oregon, Kentucky, Missouri and South Carolina and opened several branches in existing markets. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors and Century is a leading distributor of irrigation equipment in the geographic areas it serves. Century is currently a distributor for the principal original equipment manufacturers ("OEM") of turf irrigation equipment in the United States.

      Century's primary customers are irrigation and landscape contractors who install irrigation systems for commercial, residential and golf course watering systems. Approximately 93% of revenues are derived from irrigation products, with the remaining 7% from lighting and fountains. Century represents more than 60 suppliers and provides a complete product line to approximately 19,500 customers through 128 branches.

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

      CBE is headquartered in Boston, Massachusetts with offices in New York and Portland, Maine and is a systems integrator providing network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales.

      CBE is accredited as Cisco Premier, as a Microsoft Channel partner and has been certified, by Novell, as a Platinum reseller, an official Training Center and an authorized Service Center.

      Physical resources include a fully integrated network lab with a functioning model of most computer operating systems; a network management lab to support remote management; and training labs at both the Boston and Portland sites to support in-house training programs.

      CBE is also an authorized service and warranty center for most of the leading Personal Computer ("PC") manufacturers including IBM, Compaq, Hewlett Packard, Apple, and AST and services most every other make of PC and printer. The field staff is supported by a fully automated call control and dispatch center; a parts depot with an extensive inventory; and a complete diagnostic/repair lab for PC's, printers and monitors.

      CBE's business is impacted by technological changes in both software and hardware. There can be no assurance that CBE can (a) continue to maintain a level of highly qualified and experienced technicians and engineers, and (b) that those technicians will continue to remain technically proficient in an environment in which technological changes occur regularly.

      CBC is headquartered in Irvine, California and was acquired by Richton in February, 1999. CBE's Costa Mesa, California branch was merged into CBC in March, 1999. CBC essentially performs the same services for its customers that CBE does for theirs.

Suppliers

      Century maintains a broad base of suppliers that enables the Company to offer a wide range of irrigation equipment. Products are obtained from more than 60 suppliers with no one supplier comprising more than 30% of annual purchases. Century has master distributor agreements in place with Rain Bird, Hunter, Irritrol Systems and Hunter Golf as well as with other OEM suppliers that authorize Century as a distributor of their products for specific geographic areas. These agreements are renewable annually, and there is no assurance that these agreements will be renewed. Therefore, Century's business is subject to change if these distribution agreements with manufacturers terminate or if manufacturers pursue alternate channels of distribution. However, it should be noted that Century maintains excellent vendor relations with these suppliers and management believes the wholesale distribution channel will continue to be the dominant professional channel for the irrigation industry.

      CBE and CBC acquire their products from OEM suppliers as well as wholesalers and distributors such as Tech Data Corporation, Ingrim Micro and Gates Arrow Electronics.

Competition

      Historically, irrigation distribution, like the wholesale distribution industry in general, has been fragmented with many small distributorships serving specific geographic markets. The more recent trend in distribution has been one of consolidation, where larger wholesaler chains have been created as a result of mergers and acquisitions with distributors moving into new territories to expand market share and achieve economies of scale. Within the irrigation industry, Century has been a leader in the trend toward consolidation.

      During the period of Richton ownership, Century has grown from $43 million in sales in 1993 to more than $175 million in sales in 1999. Since Century has a sophisticated computer system supporting its branch operations and most of its administrative functions are centralized, Century has been able to achieve significant benefits as a result of consolidation and growth.

      This growth has resulted in Century facing a variety of competitors in almost every market it serves. Century competes with these other distributors by providing local warehousing linked to a centralized computer system that enables Century customers to get product when they need it, and by providing value-added services, such as design assistance, training seminars, incentive programs and sales leads to its customers. Century also competes against large discount stores and plumbing supply companies that sell irrigation products, sometimes doing so at lower prices, but without the range of services that Century offers. While some of its competitors in specific markets are larger than the corresponding Century operations, it is management's belief that none are larger when only the irrigation business is considered.

      CBE and CBC compete in maintenance service with many companies, both larger and smaller than themselves. Larger companies generally are OEM suppliers that also provide network installation and maintenance services and offer a broader line of product and services than do CBE and CBC.

Employee Relations

      At December 31, 1999, the Company employed approximately 700 full-time employees. None of these employees is covered by a collective bargaining agreement.

      The Company considers its people to be one of its greatest assets and provides training courses on sales, product features and benefits, management skills, and communication. This has created an effective, knowledgeable and self-motivated work force with a strong focus on customer service.

Working Capital

      Century's business is seasonal principally due to the fact that irrigation systems are normally installed during warm weather and a majority of Century's branches are located in the Eastern half of the United States. As a result, Century's monthly and quarterly sales, operating results and working capital requirements fluctuate significantly. Century relies on short-term borrowing to finance its working capital needs. Century seeks to maintain a level of borrowing of approximately $25 million which is normally achieved during the latter part of December through much of the first quarter. Beginning in April, borrowing requirements expand. By July, short-term borrowings will increase to approximately $40 million, consistent with working capital growth and operating requirements. Subsequent to then, receivable balances are liquidated, releasing substantial amounts of cash that may be used to reduce short-term borrowing. (See Note 7 of Notes to Consolidated Financial Statements for a description of the Company's Revolving Credit facility.)

      At December 31, 1999 working capital increased approximately $3.3 million to $9.8 million from $6.5 million in the prior year. This increase was attributed primarily to higher inventories and receivables resulting from increased sales and acquisitions.

Business Acquisitions

      On March 29, 1995 the Company, through its wholly owned subsidiary, Century, acquired all the operating assets and business of CBE for $5.0 million, plus assumption of certain liabilities, which were financed by bank borrowings of $3.0 million, a $1.0 million unsecured promissory note to the former owners and a $1.0 million note to the Chairman of Richton. The note to the Chairman was subject to a fairness opinion of an independent advisor chosen by Richton's Board of Directors. The note to the former owners, which is guaranteed by both Century and Richton, is to be paid over the next year.

      During 1999, Century acquired, for $2.6 million, seven different distributor operations in six different markets: New York, Michigan, Oregon, Kentucky, Missouri and South Carolina. The purchases were made for cash generated from its working capital line and subordinated debt. These acquisitions were accounted for as purchases and the Company recognized $1.6 million of goodwill and other intangibles in these transactions. Century also opened seventeen new branches in existing and new markets.

      On February 25, 1999, the Company acquired, for $2.2 million, 100% of the common stock of CBC of Irvine, California, a leading computer networking integrator. CBC was consolidated with the Costa Mesa office of Richton's CBE subsidiary. The acquisition was accounted for as a purchase. The Company recognized approximately $2.3 million of goodwill in this transaction.

      On October 18, 1999, the Company acquired, for $1.4 million all of the operating assets and certain of the liabilities of Corporate Access, Inc. ("CAI"). CAI, which has been assimilated into CBE is a value added reseller of networking and computer equipment. This acquisition was accounted for as a purchase and the Company recognized approximately $1.0 million of goodwill in this transaction.

Liquidity

      The net worth as of December 31, 1999 has increased to $19.0 million from $11.9 at December 31, 1998. During 1999, the Company negotiated a new $67.5 million, five year Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Business Credit ("PNC"). The Agreement provides for a
$60.0 million Revolving Credit facility (increased from $40.0 million) and a $7.5 million five year Term Loan. Loans under this agreement are secured by Accounts Receivable, Inventory and fixed assets of Century and CBE. The higher balances are to provide for increased working capital requirements necessitated by the Company's growth and for acquisitions completed during the year. The Revolving Credit loans carry an interest rate based upon LIBOR plus 250 basis points if the Company's leverage ratio is in excess of 2.5 times trailing twelve month EBITDA, as defined, or LIBOR plus 225 basis points if the leverage ratio is lower than 2.5 times trailing twelve month EBITDA, as defined. The Company also has a prime rate option. At December 31, 1999, the interest rate was 8.4%, or LIBOR plus 250 basis points. The proceeds of this line of credit were utilized to repay the line of credit from Michigan National Bank. Of the balance of the outstanding long-term debt, $0.15 million is owed to Fred R. Sullivan, Chairman and Chief Executive Officer of Richton, which is payable through April, 2000. Notes issued to Mr. Sullivan were subject to a fairness opinion issued by an independent advisor chosen by Richton's Board of Directors.

      Although the Company believes it will continue to generate cash and have sufficient credit available to liquidate its term and subordinated debt as it becomes due, and make acquisitions, there is no assurance, given the high degree of leverage, the seasonality of its principal business and the strong construction economy that existed in 1999, that it can continue to do so in the future.

ITEM 2. Properties

      Richton's executive offices at 767 Fifth Avenue, New York, New York, are subject to a five-year lease which expires in 2003. Century's principal offices are in Madison Heights, Michigan, under a lease that expires in October, 2000. In addition, Century leases warehouse and sales space in its other branches. The aggregate of such leased space is approximately 512,000 square feet. Expiration dates extend to December, 2009. Seven of these facilities are leased from the former owner of Century under a lease agreement which approximates current market value. These leases expire beginning in October 2000. One facility is leased from a partnership which includes the President of Century. The lease, which is currently on an annual basis, approximates current market value. In addition, during 1997 Century acquired a 10,000 square foot facility in Sarasota, Florida which it had previously leased. In 1998, Century acquired a 3000 square foot facility in Saginaw, Michigan which it had previously leased. CBE's principal offices are located in Boston, Massachusetts. This office is leased under an agreement, which expires in June 2001. CBE leases approximately 10,000 square feet of additional office space at its other locations. CBC leases approximately 25,000 square feet of office space in Irvine, California. This lease expires in February, 2002. Richton believes that its properties are adequately equipped, maintained and suited to the purposes for which they are used.

ITEM 3. Legal Proceedings

      In the opinion of management there are no material pending legal proceedings to which the company is a party.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      For the information about the executive officers of Richton required to be included in this Part I, see "Directors and Executive Officers of Registrant" in
Part III below, which is incorporated into Part I by reference.

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


                                                       1999                      1998
                                                  ---------------          ---------------
                  Calendar Quarter                High       Low            High       Low
                  ----------------                ----       ---            ----      ----

        First ...............................   $14 13/16  $ 8 5/8        $ 6 15/16   $5 5/8

        Second ..............................    14         11 1/2         10 1/4      6 1/2

        Third ...............................    17 1/4     12 1/4         11 1/8      7 7/8

        Fourth ..............................    17 5/16    12 11/16        9 1/8      7 1/2


      (b) Approximate Number of Equity Stockholders:


                                                                  Approximate Number
                                                                   of Record Holders
                         Title of Class                          at February 29, 2000
                         --------------                          --------------------
                  Common Stock, $ .10 par value                           584

      (c) Dividends:

      The Company paid no cash dividends in 1999, 1998 or 1997 as noted under "Liquidity". The Company's financing arrangements preclude the distribution of dividends.

ITEM 6. Selected Consolidated Financial Data

      The  following  data has been  derived  from  the  Consolidated  Financial
Statements of the Company and should be read in conjunction with those statements, and the notes related thereto, which are included in this report.




                                             SUMMARY OF OPERATIONS
                           (In thousands, except percentages and per share amounts)

                                                                          December 31
                                             ----------------------------------------------------------------

                                              1999(a)          1998          1997         1996       1995(a)
                                             ---------       ---------     --------     --------    ---------
Net Sales ..............................     $218,176         $147,899     $106,523      $87,750      $66,659

Gross Profit percentage ................           29%              28%          28%          28%          28%

Income from Operations. ................       14,238            7,582        5,505        3,832        3,466

Interest expense, net ..................        2,313            1,604        1,334        1,216        1,092

Net Income .............................        7,155            3,532        2,290        1,766        1,365

Net Income per diluted share ...........     $   2.12         $   1.06     $   0.68      $  0.54      $  0.43


                                               FINANCIAL POSITION
                                         (In thousands, except ratios)

                                                                          December 31
                                             ----------------------------------------------------------------
                                              1999(a)          1998          1997        1996        1995(a)
                                             ---------       ---------     ---------   ---------    ---------
Total Assets ............................     $75,392          $57,493      $41,632      $32,374      $26,114

Long-term Debt ..........................       5,020            4,639        5,591        6,986        7,150

Working Capital .........................       9,831            6,535        7,372        5,610        3,029

Current ratio ...........................   1.19 to 1        1.16 to 1    1.27 to 1    1.31 to 1    1.22 to 1

      See notes to Selected Consolidated Financial Data:

      Note (a) --The Registrant acquired CBE effective March 29, 1995; CBC effective January 1, 1999; CAI effective October 15, 1999.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read along with the Consolidated Financial Statements and Notes thereto on pages F-2 through F-13.

      This report contains forward-looking statements. The matters expressed in such statements are subject to numerous uncertainties and risks including, but not limited to, general economic and climatic conditions in the markets in which Richton and its subsidiaries operate, fluctuation in demand for the products and services offered by these subsidiaries, and current expectations of the Company or its management. Should one or more of those uncertainties or risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described as forward-looking statements. The Company does not intend to update those forward-looking statements.

RESULTS OF OPERATIONS

1999 Compared with 1998

      Sales for the year ended December 31, 1999 were $218.2 million, an increase of $70.3 million or approximately 47.5% over the 1998 amount of $147.9 million. Century contributed $50.3 million of this increase due largely to favorable economic and weather conditions in most of its market areas and due to geographical expansion relating to acquisitions made during 1998, the acquisitions made in early 1999 and continued growth from past acquisitions and branch openings. Presently, Century has more than 128 branches. Richton's Technology group, has increased sales by 87.3%, to $42.9 million from the $22.9 million represented solely by CBE in 1998. This Group currently includes CBE, CAI (purchased in October, 1999) and CBC (acquired effective January, 1999 with 1999 sales of $15.5 million).

      Gross profit for the year ended December 31, 1999 was $63.8 million, an increase of $23 million or approximately 56.4% over the 1998 amount of $40.8 million. This increase is due primarily to the higher sales noted above. The overall gross profit percentage increased slightly to 29.2 % from 27.6% in 1998 due to product mix and improved competitive conditions, principally in the geographically diverse markets served by Century.

      Selling, general and administrative expenses for the year ended December 31, 1999 increased $16.4 million or 49.4% to $49.6 million from $33.2 million for the year ended December 31, 1998. As a percentage of sales, these costs are 22.7% and 22.4% of sales in 1999 and 1998, respectively. The full year effect of the geographical expansion resulting from acquisitions made during 1998 and 1999 noted above accounted for a major portion of this increase.

      Interest expense, net for the year ended December 31, 1999 increased $.7 million to $2.3 million. This increase reflects the increased borrowings under the line of credit incurred to support the higher working capital requirements. In addition, higher interest rates due principally to the tightening credit markets for short term borrowings contributed to this increased cost.

      For the year ended December 31, 1999, the federal, state and foreign income tax provision was $4.8 million, and 40% of pre-tax income, compared to $2.4 million and 41%, respectively for 1998, an increase of approximately $2.4 million from last year. The higher taxes are due to higher pretax income in 1999 as compared to 1998. The slightly lower tax rate was attributed to lower state taxes in 1999.

      As a result of the foregoing, net income for the year ended December 31, 1999 was $7.16 million, or $2.12 per share-diluted. This compares with $3.53 million or $1.06 per share-diluted reported for the year ended December 31, 1998. The higher net income is due principally to increased sales levels as a result of both acquisitions and internal growth.

1998 Compared with 1997

      Sales for the year ended December 31, 1998 were $147.9 million, an increase of $41.4 million or approximately 38.9% over the 1997 amount of $106.5 million. Century contributed $38.1 million of this increase due largely to favorable economic and weather conditions in most of its market areas and due to geographical expansion relating to acquisitions made in the fourth quarter of 1997. Presently, Century has more than 100 branches. CBE's sales in 1998 have increased more than 16.0% over 1997 levels principally due to market growth.

      Gross profit for the year ended December 31, 1998 was $40.8 million, an increase of $10.6 million or approximately 35.1% over the 1997 amount of $30.2 million. This increase is due primarily to the higher sales noted above. The overall gross profit percentage declined slightly to 27.6% due in part to the overall competitive conditions in the irrigation market.

      Selling, general and administrative expenses for the year ended December 31, 1998 increased $8.5 million or 34.4% to $33.2 million from $24.7 million for the year ended December 31, 1997. The full year effect of the geographical expansion resulting from acquisitions made during 1997 at Century noted above accounted for a major portion of this increase.

      Interest expense, net for the year ended December 31, 1998 increased $.3 million to $1.6 million. This increase reflects the increased borrowings under the line of credit facility incurred to support the higher working capital requirements.

      The federal, state and foreign income tax provision for the year ended December 31, 1998 was $2.4 million, an increase of approximately $.6 million from last year. The higher taxes are due to higher pretax income in 1998 as compared to 1997.

      As a result of the foregoing, net income for the year ended December 31, 1998 was $3.53 million, or $1.06 per share-diluted. This compares with $2.29 million or $.68 per share-diluted reported for the year ended December 31, 1997. The higher net income is due principally to increased sales levels as a result of both internal growth and a full years net income for the Century branches acquired in the fourth quarter of 1997.

Liquidity and Capital Resources

      The Company's financial condition continues to improve. Net worth as of December 31, 1999 has increased to $19.0 million from $11.9 at December 31, 1998. The Company's long term debt -- including the current portion was $8.3 million at December 31, 1999, a increase of $1.8 million from December 31, 1998. In addition, amounts due under lines of credit totaled $29.0 million as of December 31, 1999 compared to $26.0 million as of December 31, 1998. The increases in borrowings are primarily due to the acquisition activity in 1999. Cash Flow from Operations was $3.4 million in 1999, which compares with $1.3 million and $1.8 million of negative Cash Flow from Operations for 1998 and 1997, respectively. The Company was thus, able to make the $6.2 million of acquisitions (See Item 1 -- Business Acquisitions) by increasing its debt by only $4.8 million, while internally generating the funds needed to support expansion of its existing operations. The increase in Cash Flow from Operations was attributed to improved operating profits -- before interest and taxes -- which increased to $14.2 million from $7.6 million last year and to increased focus on improving inventory turns and tighter control over receivables.

      The Company continues to rely on short-term borrowings to finance its working capital. During the first quarter of each year, Century's working capital requirements are at a low point with short-term borrowings of $25.0. During the second quarter, working capital requirements begin to expand and by July of each year the amount necessary to carry the working capital expands to approximately $40.0 million. From July through the remainder of the year, receivable balances are liquidated, releasing substantial amounts of cash that may be used to reduce short-term debt. By December 31, 1999 working capital increased approximately $3.3 million to $9.8 million from $6.5 million in 1998. This increase was attributed primarily to lower debt relative to the working capital partially offset by costs associated with the acquisitions. Net worth to total capitalization improved to 34% at December 31, 1999 from 27% as of a year earlier.

      It is expected that the Company will continue to rely on short-term borrowings to fund its future growth, which may increase the Company's leverage. It should be noted that the amount of debt will grow at a slower rate since the Company expects to reinvest its available funds and to keep focused on improving inventory utilization and maintaining tight controls on receivables. At January 1, 2000, the Company has sufficient credit facilities and cash flow to meet its obligations as they come due.

      While the Company has continued to generate sufficient cash to liquidate its term and subordinated debt as it becomes due, and make acquisitions necessary for its growth, there is no assurance, given the high degree of leverage, the seasonality of its principal business and the strong construction economy that existed in 1999, that it can continue to do so in the future.

Year 2000

      The year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data which includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures. As of March 1, 2000 the Company's computer systems are year 2000 compliant in all material respects and there have been no operational malfunctions or failures due to year 2000 conversion.

ITEM 7a. Quantitative & Qualitative Disclosures about Market Risk

      The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

ITEM 8. Financial Statements and Index to Financial Statements

      The financial statements required by this Item, are set forth below:


                                                                                                 Page
                                    Description                                                 Number
                                    ----------                                                  -------
         Report of Independent Public Accountants ............................................    F-1

         Consolidated Balance Sheets at December 31, 1999
           and December 31, 1998 .............................................................    F-2

         Consolidated Statements of Income for the three years ended
           December 31, 1999 .................................................................    F-3

         Consolidated Statements of Stockholders' Equity for the three years ended
           December 31, 1999 .................................................................    F-4

         Consolidated Statements of Cash Flows for the three years ended
           December 31, 1999 .................................................................    F-5

         Notes to Consolidated Financial Statements ..........................................    F-6

         Financial Statement Schedule
           Schedule II - Valuation and Qualifying Accounts for years ended
           December 1999, 1998, 1997 .........................................................    S-1

Richton International Corporation

Quarterly analysis of sales, operating margin, net income and earnings per share


                                                  Gross            Pre-tax             Net        Earnings (loss)
                                Sales            Profit $       Profit (Loss)     Income (Loss)  Per Share-diluted
                             -----------       -----------      -------------     -------------  -----------------
      1st Qtr.    1999       $29,385,000       $ 7,576,000      $(2,322,000)      $(1,442,000)       $(0.43)
                  1998        16,955,000         4,313,000       (1,955,000)       (1,184,000)        (0.35)

      2nd Qtr.    1999        75,182,000        22,298,000        7,427,000         4,574,000          1.34
                  1998        50,274,000        14,101,000        4,979,000         3,000,000          0.89

      3rd Qtr.    1999        65,748,000        19,357,000        5,578,000         3,418,000          1.00
                  1998        48,241,000        13,519,000        2,907,000         1,747,000          0.53

      4th Qtr.    1999        47,861,000        14,578,000        1,242,000           605,000           .18
                  1998        32,429,000         8,828,000           47,000           (31,000)        (0.01)
                             -----------       -----------      -----------       ------------       -------

      Year        1999       218,176,000        63,809,000       11,925,000         7,155,000          2.12
                  1998      $147,899,000       $40,761,000      $ 5,978,000       $ 3,532,000        $ 1.06


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

ITEM 10. Directors and Executive Officers of Registrant

      Identification of the executive officers:


                       Name                       Age        Positions and Offices          Officer Since
                       ----                       ---        ---------------------          -------------

               Fred R. Sullivan ...............    85      Director, Chairman of the Board       1989
                                                             & President

               Cornelius F. Griffin ...........    60      Vice President & Chief                1985
                                                             Financial Officer

               Marshall E. Bernstein ..........    62      Secretary                             1985


      There is no family relationship among any of the executive officers and directors of the Company. Each executive officer holds office for one year or until a respective successor is chosen, except that each officer may be removed from office, with or without cause, at any time by the Board of Directors.

      The business experience of the executive officers is:

      Fred R. Sullivan -- Director, Chairman of the Board, Chief Executive Officer and President for more than five years.

      Cornelius F. Griffin -- Vice President & Chief Financial Officer for more than five years.

      Marshall E. Bernstein-- For more than five years a Member of the law firm of Robinson, Brog, Leinwand, Greene, Genovese & Gluck P.C. and predecessor.

ITEM 11. Executive Compensation

      The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1999.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1999.

ITEM 13. Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 1999.

                                     PART IV

ITEM 14. Exhibits, Financial Statements and Reports on Form 8-K

      (a) (1) (2) The list of financial statements and financial statement schedules by this item are included in Item 8 on page 8.

   (a)  Exhibits:

     (2) Exhibits

            2.1    -- Stock  Purchase  Agreement dated as of July 31, 1993 and amendment thereto dated August 27, 1993 and among Ernest Hodas as trustee of the Ernest Hodas Revocable Trust, The Hodas Family Limited Partnership, Ernest Hodas, Century Supply Corp., Century Acquisition Corporation and Richton International Corporation

                      Incorporated by reference to Exhibit 2.1 to Registrant's Current report on Form 8 for January 5, 1994

            2.2    -- Agreement  for the  Purchase  of Assets  dated March 29,
                      1995 by and among CBE Acquisition Corp., (the "Buyer"), Century Supply Corp., Richton International Corporation and CBE Technologies, Inc. (the "Seller")

                      Incorporated by reference to Exhibit 2.1 to Registrant's Current report on Form 8-K for April 5, 1995

            2.3    -- Stock  Purchase  Agreement  dated as of February  24, 1999 among J. Richard Shafer, Creative Business Concepts, Inc and Richton International Corporation

            2.4    -- Agreement  for the  Purchase of Assets  dated  October 27,
                      1999 by and among CBE Technologies, Inc. (the "Buyer"), Corporate Access Inc., and Condor Technology Solutions, Inc. (the "Seller")

     (3) Exhibits

            3.1    -- Restated   Certificate   of   Incorporation   of   Richton
                      International Corporation

                      Incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

            3.2    -- By laws of Richton International Corporation

                      Incorporated by reference to Exhibit 99.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

     (4) Exhibits

            4.1    -- Stock Certificate (Specimen)

                      Incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

     (10) Exhibits -- Material contracts

             10.1  -- 1990 Long-Term Incentive Plan

                      Incorporated by reference to Exhibit (b) to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1990

            10.2   -- Amendment to the 1990 Long Term  Incentive  Plan providing for additional 150,000 shares for issuance under the Plan

                      Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 Incorporated

            10.3   -- Amendment to the 1990  Long-Term  Incentive Plan providing for additional 140,000 shares for issuance under the Plan

                      Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 Incorporated

            10.4   -- Revolving Credit, Term Loan and Security Agreement dated as of May 17, 1999 among RICHTON INTERNATIONAL CORPORATION, CENTURY SUPPLY CORP., CBE TECHNOLOGIES, INC., the financial institutions which are now or which hereafter become a party hereto and PNC BANK NATIONAL ASSOCIATION.

            10.5   -- AMENDMENT  TO REVOLVING  CREDIT,  TERM LOAN AND SECURITY
                      AGREEMENT is made as of July 9, 1999 among RICHTON INTERNATIONAL CORPORATION, CENTURY SUPPLY CORP., AND CBE TECHNOLOGIES, INC., and PNC BANK, NATIONAL ASSOCIATION

            10.6   -- SECOND  AMENDMENT  TO  REVOLVING  CREDIT,  TERM LOAN AND
                      SECURITY AGREEMENT is made as of October 27, 1999, among RICHTON INTERNATIONAL CORPORATION, CENTURY SUPPLY CORP., and CBE TECHNOLOGIES, INC., and PNC BANK, NATIONAL ASSOCIATION

            10.7   -- GUARANTY  dated as of May 17, 1999 this  "Guaranty" made by RICHTON HOLDING CORP., in favor of PNC BANK, NATIONAL ASSOCIATION, as Agent for the Lenders (as defined below), and the Lender

            10.11  -- Non-Competition and Non-Disclosure Agreement dated October
                      27, 1993 by and between Ernest Hodas and Century Supply Corp.

                      Incorporated by reference to Exhibit 2.3 to Registrant's Current report on Form 8K for January 5, 1994

            10.12  -- Consulting Agreement dated October 27, 1993 by and between
                      Century Supply Corp. and Ernest Hodas

                      Incorporated by reference to Exhibit 2.4 to Registrant's Current report on Form 8K for January 5, 1994

            10.13  -- Guaranty dated October 27, 1993 by Richton International
                      Corporation   in  favor  of  the  Hodas   Family   Limited
                      Partnership and Ernest Hodas, as Trustee of the Ernest Hodas Revocable Trust and Ernest Hodas

                      Incorporated by reference to Exhibit 2.6 to Registrant's Current report on Form 8K for January 5, 1994

            10.14  -- Subordination  Agreement  dated October 27, 1993 between
                      Michigan National Bank, Century Supply Corp. (the "borrower"), Ernest Hodas, as Trustee of the Ernest Hodas Revocable Trust and the Hodas Family Limited Partnership and Ernest Hodas (collectively referred to as "Subordinating creditor")

                      Incorporated by reference to Exhibit 28.6 to Registrant's Current report on Form 8K for January 5, 1994

            10.15  -- Series A  Warrant  to  Purchase  236,250  shares of Common
                      Stock of Richton International Corporation

                      Incorporated by reference to Exhibit 28.9 to Registrant's Current report on Form 8K for January 5, 1994

            10.16  -- Subordinated  Note issued by Richton  International  Corp.
                      dated October 26, 1993 to Mr. Fred R. Sullivan in the principal amount of $1,181,250

                      Incorporated by reference to Exhibit 28.10 to Registrant's Current report on Form 8K for January 5, 1994

            10.17  -- Subordinated  Promissory Note for $1.0 million dated March
                      29, 1995 between CBE Acquisition Corp. and CBE Liquidating Corp.

                      Incorporated by reference to Exhibit 2.2 to Registrant's Current report on Form 8K for April 5, 1995

            10.18  -- Subordinated  Promissory Note for $1.0 million dated March
                      29, 1995 between Richton International Corporation and Fred R. Sullivan

                      Incorporated by reference to Exhibit 2.3 to Registrant's Current report on Form 8K for April 5, 1995

            10.19  -- Guaranty  dated  March 29,  1995 by Richton  International
                      Corp. in favor of the CBE Liquidating Corp.

                      Incorporated by reference to Exhibit 2.4 to Registrant's Current report on Form 8K for April 5, 1995

            10.20  -- Guaranty  dated March 29, 1995 by Century  Supply Corp. in favor of the CBE Liquidating Corp.

                      Incorporated by reference to Exhibit 2.5 to Registrant's Current report on Form 8K for April 5, 1995

     (11) Exhibit

            11.1   -- Calculation of earnings per share

                      Incorporated by reference to Footnote 11 to Notes to Consolidated Financial Statements of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998

     (21) Exhibits -- Subsidiaries of the Registrant

     (99) Exhibits -- Other

            99.1   -- Fairness  Opinion  received from Quirk,  Carson & Pettit relating to the $1.0 million promissory note agreement between F.R. Sullivan and the Registrant

                      Incorporated by reference to Exhibit 99.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

            99.2   -- Fairness  Opinion  received from Quirk,  Carson & Pettit relating to the $1.0 million promissory note agreement between F.R. Sullivan and the Registrant

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

                                          RICHTON INTERNATIONAL CORPORATION
                                                    (Registrant)

                                          By: /s/ FRED R. SULLIVAN
                                             ----------------------
                                                 Fred R. Sullivan
                                            Chairman of the Board and
                                             Chief Executive Officer
                                          (Principal Executive Officer)

Date: March 23, 2000

                                          By: /s/ CORNELIUS F. GRIFFIN
                                             -------------------------
                                                Cornelius F. Griffin
                                                 Vice President and
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


                Signature                              Title                                 Date
                ---------                              -----                                 ----

   /s/      FRED R. SULLIVAN                 Chairman of the Board and                  March 21, 2000
   --------------------------------            Chief Executive Officer
            Fred R. Sullivan                   (Principal Executive Officer)

   /s/    CORNELIUS F. GRIFFIN               Vice President and Chief                   March 21, 2000
   --------------------------------            Financial Officer (Principal
          Cornelius F. Griffin                 Financial and Accounting Officer)

   /s/     NORMAN E. ALEXANDER               Director                                   March 21, 2000
   --------------------------------
           Norman E. Alexander

   /s/      DONALD A. MCMAHON                Director                                   March 21, 2000
   --------------------------------
            Donald A. McMahon

   /s/       THOMAS J. HILB                  Director                                   March 21, 2000
   --------------------------------
             Thomas J. Hilb

   /s/      STANLEY J. LEIFER                Director                                   March 21, 2000
   --------------------------------
           Stanley J. Leifer

   /s/      DAVID R. FICCA                   Director                                   March 21, 2000
   --------------------------------
            David R. Ficca

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Richton International Corporation:

      We have audited the accompanying consolidated balance sheets of Richton International Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richton International Corporation and subsidiaries, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page S-1 of this Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                       ARTHUR ANDERSEN LLP

                                                       /s/ Arthur Andersen LLP


Roseland, New Jersey
February 7, 2000

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                          December 31,
                                                                                 ------------------------------
                                                                                     1999             1998
                                                                                 ------------     ------------
Current Assets:
    Cash and Cash Equivalents .................................................   $ 1,071,000      $   995,000
    Notes and Accounts Receivable, net of allowance for doubtful
      accounts of $2,264,000 in 1999 and $1,250,000 in 1998 ...................    33,312,000       24,486,000
    Inventories, net ..........................................................    24,012,000       20,419,000
    Prepaid Expenses and Other Current Assets .................................     1,413,000          736,000
    Deferred Taxes ............................................................     1,389,000          844,000
                                                                                  -----------      -----------
        Total Current Assets ..................................................    61,197,000       47,480,000

    Property, Plant and Equipment .............................................     4,908,000        3,566,000
    Less: Accumulated Depreciation and Amortization ...........................    (2,018,000)      (1,411,000)
                                                                                  -----------      -----------
                                                                                    2,890,000        2,155,000
Other Assets:
    Deferred Taxes ............................................................       869,000        1,001,000
    Goodwill ..................................................................     7,793,000        4,515,000
    Other Intangibles .........................................................     2,301,000        2,025,000
    Other .....................................................................       342,000          317,000
                                                                                  -----------      -----------
TOTAL ASSETS ..................................................................   $75,392,000      $57,493,000
                                                                                  ===========      ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
    Current Portion of Long-Term Debt .........................................   $ 3,252,000      $ 1,832,000
    Revolving Credit ..........................................................    29,008,000       25,960,000

    Accounts Payable ..........................................................    10,056,000        5,999,000

    Accrued Liabilities .......................................................     6,346,000        4,769,000
    Deferred Income ...........................................................     2,704,000        2,385,000
                                                                                  -----------      -----------

        Total Current Liabilities .............................................    51,366,000       40,945,000

Noncurrent Liabilities
    Long-Term Debt ............................................................     5,020,000        4,639,000
Stockholders' Equity
    Preferred Stock, $1.00 par value; authorized
      500,000 shares; none issued .............................................            --               --
    Common Stock, $.10 par value; authorized
      6,000,000 shares; issued 3,303,692 shares at December 31, 1999
      and 3,216,692 shares at December 31, 1998 ...............................       331,000          322,000
    Additional Paid-In Capital ................................................    18,430,000       18,013,000
    Retained Earnings (Deficit) ...............................................     2,459,000       (4,696,000)
    Treasury Stock (297,000 and 267,000 shares at cost, respectively) .........    (1,925,000)      (1,430,000)
    Cumulative Translation Adjustment .........................................        11,000         (130,000)
    Unearned Compensation .....................................................      (300,000)        (170,000)
                                                                                  -----------      -----------
       Total Stockholders' Equity .............................................    19,006,000       11,909,000
                                                                                  -----------      -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ......................................   $75,392,000      $57,493,000
                                                                                  ===========      ===========

 The accompanying notes are an integral part of these consolidated statements.

                      RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME

                                                             Year ended December 31,
                                                  ----------------------------------------------
                                                      1999             1998             1997
                                                      ----             ----             ----
Net Sales ....................................   $ 218,176,000    $ 147,899,000    $ 106,523,000
Cost of Sales ................................     154,367,000      107,138,000       76,334,000
                                                 -------------    -------------    -------------
      Gross profit ...........................      63,809,000       40,761,000       30,189,000
Selling, general & administrative expenses ...      49,571,000       33,179,000       24,684,000
                                                 -------------    -------------    -------------
      Income from operations .................      14,238,000        7,582,000        5,505,000
Interest income ..............................      (1,115,000)        (659,000)        (519,000)
Interest expense .............................       3,428,000        2,263,000        1,853,000
                                                 -------------    -------------    -------------
      Income before provision for income taxes      11,925,000        5,978,000        4,171,000
Provision for income taxes ...................       4,770,000        2,446,000        1,881,000
                                                 -------------    -------------    -------------
      Net income .............................   $   7,155,000    $   3,532,000    $   2,290,000
                                                 =============    =============    =============

Net Income per common share:
      Basic ..................................   $        2.39    $        1.22    $        0.78
                                                 =============    =============    =============
      Diluted ................................   $        2.12    $        1.06    $        0.68
                                                 =============    =============    =============

Weighted Average Common Shares outstanding:
      Basic ..................................       2,997,000        2,905,000        2,948,000
                                                 =============    =============    =============
      Diluted ................................       3,378,000        3,318,000        3,372,000
                                                 =============    =============    =============

 The accompanying notes are an integral part of these consolidated statements.


                                         RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Additional      Retained                       Cumulative
                                Common           Common       Paid-in        Earnings         Treasury     Translation
                                shares           stock        Capital        (Deficit)          Stock       Adjustment
                              ----------      ---------     -----------      ---------       ----------    -----------
Balance at
   December 31, 1996 ....      3,088,247        $309,000   $ 17,661,000    $(10,518,000)    $  (415,000)  $       --

Net Income ..............             --              --             --       2,290,000              --           --

Purchase of 1,555
   Common Shares ........         (1,555)             --         (7,000)             --              --           --
                               ---------        --------   ------------    ------------     -----------   ----------

Balance at
   December 31, 1997 ....      3,086,692         309,000     17,654,000      (8,228,000)       (415,000)          --

Net Income ..............             --              --             --       3,532,000              --           --

Issuance of restricted
  Common Stock -
    Unearned
    Compensation ........         20,000           2,000        168,000              --              --           --

Purchase of 127,000
   Common Shares ........             --              --             --              --      (1,015,000)          --

Exercise of Stock
   Options ..............        110,000          11,000        191,000              --              --           --

Translation
   Adjustment ...........             --              --             --              --              --     (130,000)
                               ---------        --------   ------------    ------------     -----------   -----------

Balance at
   December 31, 1998 ....      3,216,692         322,000     18,013,000      (4,696,000)     (1,430,000)    (130,000)

Net Income ..............             --              --             --       7,155,000              --           --

Issuance of restricted
  Common Stock -
    Unearned
    Compensation ........         20,000           2,000        278,000              --              --           --

Amortization of
  Unearned Compensation .             --              --             --              --              --           --

Purchase of 30,000
  Common Shares .........             --              --             --              --        (495,000)          --

Exercise of Stock Options         67,000           7,000        139,000              --              --           --

Translation Adjustment ..             --              --             --              --              --      141,000
                               ---------        --------   ------------    ------------     -----------   ----------
Balance at
   December 31, 1999 ....      3,303,692        $331,000   $ 18,430,000    $  2,459,000     $(1,925,000)  $   11,000
                               =========        ========   ============    ============     ===========   ==========


                                                 Total
                               Unearned       Stockholders'
                             Compensation        Equity
                             ------------     -------------
Balance at
   December 31, 1996 ....     $       --      $  7,037,000

Net Income ..............             --         2,290,000

Purchase of 1,555
   Common Shares ........             --            (7,000)
                              ----------      ------------

Balance at
   December 31, 1997 ....             --         9,320,000

Net Income ..............             --         3,532,000

Issuance of restricted
  Common Stock -
    Unearned
    Compensation ........       (170,000)               --

Purchase of 127,000
   Common Shares ........             --        (1,015,000)

Exercise of Stock
   Options ..............             --           202,000

Translation
   Adjustment ...........             --          (130,000)
                              ----------      ------------


Balance at
   December 31, 1998 ....       (170,000)       11,909,000

Net Income ..............             --         7,155,000

Issuance of restricted
  Common Stock -
    Unearned
    Compensation ........       (280,000)               --

Amortization of
  Unearned Compensation .        150,000           150,000

Purchase of 30,000
  Common Shares .........             --          (495,000)

Exercise of Stock Options             --           146,000

Translation Adjustment ..             --           141,000
                              ----------      ------------
Balance at
   December 31, 1999 ....     $ (300,000)     $ 19,006,000
                              ==========      ============

 The accompanying notes are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Year ended December 31,
                                                               -------------------------------------------
                                                                   1999            1998           1997
                                                                   ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ................................................   $  7,155,000    $  3,532,000    $  2,290,000
   Reconciliation of net income to net cash provided
      by (used in) operating activities:
      Depreciation and Amortization .......................      2,021,000       1,100,000       1,350,000
      Deferred Taxes ......................................       (413,000)       (636,000)      1,583,000
      Amortization of Unearned Compensation ...............        150,000              --              --
   Changes in Operating Assets and Liabilities
        Net of Effects from Acquisitions:
      Deferred Income .....................................       (592,000)         46,000         179,000
      Other Working Capital Items, Assets .................     (7,103,000)     (8,093,000)     (8,229,000)
      Other Working Capital Items, Liabilities ............      2,164,000       2,963,000       1,002,000
      Other Assets ........................................        (14,000)       (181,000)         (7,000)
                                                              ------------    ------------    ------------
        Net Cash Provided by (used in) Operating Activities      3,368,000      (1,269,000)     (1,832,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures ......................................       (870,000)       (445,000)       (135,000)
Cash Paid for Acquisitions, Net of Cash Acquired ..........     (5,159,000)     (6,421,000)     (3,318,000)
                                                              ------------    ------------    ------------
        Net Cash Used in Investing Activities .............     (6,029,000)     (6,866,000)     (3,453,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Debt ..............................      7,656,000              --              --
Repayment of Long-Term Debt ...............................     (6,841,000)     (1,226,000)     (1,794,000)
Proceeds from Lines of Credit, net ........................      2,130,000      10,825,000       7,188,000
Exercise of Stock Options .................................        146,000         202,000              --
Purchase of Common Shares .................................       (495,000)     (1,015,000)         (7,000)
                                                              ------------    ------------    ------------
        Net Cash Provided by Financing Activities .........      2,596,000       8,786,000       5,387,000

Effect of Exchange Rate on Cash Balances ..................        141,000        (130,000)             --
                                                              ------------    ------------    ------------
Increase in Cash and Cash Equivalents .....................         76,000         521,000         102,000

Cash and Cash Equivalents, Beginning of Year ..............        995,000         474,000         372,000
                                                              ------------    ------------    ------------
Cash and Cash Equivalents, End of Year ....................   $  1,071,000    $    995,000    $    474,000
                                                              ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH

FLOW INFORMATION:
   Cash Paid for Interest .................................   $  3,428,000    $  2,161,000    $  1,728,000
                                                              ============    ============    ============
   Cash Paid for Income Taxes .............................   $  4,597,000    $  1,863,000    $    247,000
                                                              ============    ============    ============

The accompanying notes are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business:

      Richton International Corporation ("Richton") is a diversified service company with three operating subsidiaries, Century Supply Corp. ("Century"), CBE Technologies, Inc. ("CBE") and Creative Business Concepts, Inc. ("CBC"), collectively the "Company". Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches serve customers in 33 states mostly in the eastern half of United States and in Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for all of the leading original equipment manufacturers ("OEM") in the irrigation systems field.

      CBE is headquartered in Boston, Massachusetts with offices located in New York and Portland, Maine. CBE is a systems integrator providing network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales. CBE's technical certifications include; Novell Platinum reseller, Microsoft Channel partner, Banyan Enterprise/Network dealer, Novell authorized Training Center and a Novell Authorized Service Center. CBC is headquartered in Irvine, California and provides essentially the same services to west coast customers that CBE does on the east coast.

2. Summary of Significant Accounting Policies:

      Principles of Consolidation--The accompanying consolidated financial statements include the accounts of Richton and all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      Cash and Cash Equivalents--Cash and cash equivalents include highly liquid investments purchased with maturities of three months or less.

      Allowance For Doubtful Accounts--The Company provides an allowance for doubtful accounts based upon a specific review of certain outstanding amounts and historical experience.

      Inventories--Inventory, which consists entirely of purchased finished goods, is valued at the lower of cost or market, using the first-in first-out ("FIFO") method of accounting.

      Goodwill--Goodwill at December 31, 1999 and 1998 relates to acquisitions completed during the last five years. Goodwill is being amortized on a straight-line basis over 5 to 15 years.

      Other Intangibles--Other intangibles consist principally of amounts paid to sellers of businesses acquired subject to non-compete agreements and are being amortized over periods of 1-5 years. Cost allocated primarily to non-compete agreements were $2.3 million and $2.0 million at December 31, 1999 and 1998, respectively. Amortization for the years ended December 31, 1999 and 1998 was $.65 million and $.35 million, respectively.

      Long-Lived Assets--The provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long--Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121") requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe that any such changes have occurred.

      Revenue Recognition--Revenue from sales and services is recorded at the time the product is shipped to the customer or the service has been provided.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

      Deferred Income--Deferred income represents cash received from customers relating to service contracts that extend for specified periods of time, less than one year. Income is recognized proportionally over the life of the contract.

      Income Taxes--The provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities.

      Accounting for Stock Based Compensation--The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. The Company has provided pro forma disclosure of the fair value of stock options in accordance with the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Compensation cost for stock grants is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock.

      Comprehensive Income--The provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of translation adjustments of $141,000, ($130,000) and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. Total comprehensive income has not been presented on the accompanying consolidated financial statements as the impact is not material to the consolidated financial statements.

      Derivative Instruments--The provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. The Company does not presently use derivative instruments.

      Reclassification--Certain prior year amounts have been reclassified to conform with current year presentations.

3. Acquisitions:

      During 1999, Century acquired seven different distributor operations in six different markets: New York, Michigan, Oregon, Kentucky, Missouri and South Carolina. The aggregate purchase price of these acquisitions was $2.6 million. As a result of these acquisitions, the Company recorded goodwill and intangible assets of $.7 million and $.9 million, respectively, which is being amortized over 5-15 years. Century also opened seventeen new branches in existing and new markets.

      On February 25, 1999, the Company acquired 100% of the common stock of CBC of Irvine, California, a computer networking integrator. CBC was consolidated with the Costa Mesa office of Richton's CBE subsidiary. On October 18, 1999, the Company acquired all of the operating assets and certain of the liabilities of Corporate Access, Inc. ("CAI"). CAI, which has been assimilated into CBE, is a value added reseller of networking and computer equipment. The aggregate purchase price of these acquisitions was $3.6 million, plus assumed liabilities. In addition, certain contingent payments may be made based upon future results from CBC. As a result of these acquisitions, the Company recorded goodwill of $3.3 million, which is being amortized over 15 years.

      Operating results from these acquired entities, which are included in the accompanying statement of income from the date of acquisition, were not material to the results of operations for the year ended December 31, 1999.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

      During 1998, Century acquired five different distributor operations in four different markets: Northern New Jersey, Idaho, Utah and Florida for an aggregate purchase price of $6.4 million. As a result of these acquisitions, the Company recorded goodwill and intangible assets of $.9 million and $1.26 million, respectively, which is being amortized over 5-15 years. Operating results of these acquired entities, which are included in the accompanying statement of income from the date of acquisition, were not material to the results of operations for the year ended December 31, 1998.


4. Property, Plant and Equipment:

                                                                                       December 31,
                                                                                 -------------------------
                                                                                    1999           1998
                                                                                 ---------      ----------
      Land ....................................................................  $  201,000     $  108,000
      Buildings and Leasehold Improvements ....................................   1,276,000      1,234,000
      Autos and Trucks ........................................................     578,000        357,000
      Machinery and Equipment .................................................   1,911,000      1,125,000
      Furniture and Fixtures ..................................................     942,000        742,000
                                                                                 ----------     ----------
                                                                                  4,908,000      3,566,000
      Less: Accumulated depreciation and amortization .........................   2,018,000      1,411,000
                                                                                 ----------     ----------
                                                                                 $2,890,000     $2,155,000
                                                                                 ==========     ==========

      Fixed assets are currently depreciated over five years except Buildings and Leasehold improvements. Leasehold improvements are amortized over the respective lease terms which are from 2 to 10 years or the life of the assets, whichever is shorter. Buildings are being amortized over 31 years.


5. Income Taxes:

      The provision for income taxes for the three years ended December 31, 1999 consists of the following:


                                           1999           1998           1997
                                       -----------    -----------    -----------
      Federal
       Current ......................  $4,358,000     $2,668,000     $  160,000
       Deferred .....................    (413,000)      (636,000)     1,399,000
      State & Local .................     700,000        448,000        322,000
      Other .........................     125,000        (34,000)            --
                                       ----------     ----------     ----------
                                       $4,770,000     $2,446,000     $1,881,000
                                       ==========     ==========     ==========

      A reconciliation of the provision for Federal income taxes at the statutory rate to the actual provision rate for income taxes for the three years ended December 31, 1999, is as follows:

                                           1999            1998           1997
                                          ------          ------         ------
      Federal ..........................     34%            34%            34%
      State & Local ....................      4              7              8
      Other ............................      2             --              3
                                            ---            ---            ---
                                             40%            41%            45%
                                            ===            ===            ===
      Significant components of the deferred tax assets (liabilities) related to differences in tax and financial accounting bases as follows:

                                                          1999           1998
                                                       ----------     ----------
      Current:
      Allowance for doubtful accounts ..............   $  770,000     $  425,000
      Inventory reserves ...........................      411,000        258,000
      Other ........................................      208,000        161,000
                                                      -----------      ---------
                                                       $1,389,000      $ 844,000
                                                      ===========      =========

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

                                                       1999           1998
                                                    ----------     -----------
      Long Term:
      Amortization .............................    $  937,000     $  921,000
      Depreciation .............................        26,000         30,000
      Other ....................................       (94,000)        50,000
                                                    ----------     ----------
                                                    $  869,000     $1,001,000
                                                    ==========     ==========

6. Statement of Cash Flows:

      The components of other working capital items included in the Consolidated Statements of Cash Flows are as follows:

                                                                         Year Ended December 31,
                                                              --------------------------------------------
                                                                  1999            1998           1997
                                                              ------------     -----------   ------------
      Receivables ..........................................   $(4,287,000)   $(6,738,000)   $(2,471,000)
      Inventories ..........................................   (2,234 ,000)    (1,235,000)    (5,623,000)
      Prepaid Expenses and Other Current Assets ............      (582,000)      (120,000)      (135,000)
                                                               -----------    -----------    -----------
      Increase in Other Working Capital Items, Assets ......   $(7,103,000)   $(8,093,000)   $(8,229,000)
                                                               ===========    ===========    ===========
      Accounts Payable .....................................   $ 1,677,000    $   795,000    $ 1,226,000
      Accrued Liabilities ..................................       487,000      2,168,000       (224,000)
                                                               -----------    -----------    -----------
      Increase in Other Working Capital Items, Liabilities .   $ 2,164,000    $ 2,963,000    $ 1,002,000
                                                               ===========    ===========    ===========
7. Debt:

      The Company has the following debt as of December 31,
                                                                                  1999           1998
                                                                              -----------    -----------
      Revolving Credit-- PNC Bank (a) ......................                  $26,888,000    $         0
      Revolving Credit-- Michigan National Bank (a) ........                            0     25,960,000
      Revolving Credit-- Deutsche Financial Services (b) ...                    2,120,000              0
                                                                              -----------    -----------
Total Revolving Credit .....................................                  $29,008,000    $25,960,000
                                                                              ===========    ===========
      Long-Term Debt
      Term Note Payable-PNC Bank (c) .......................                  $ 6,750,000    $         0
      Term note payable-Michigan National Bank (c) .........                            0      4,475,000
      Other (d, e) .........................................                    1,522,000      1,996,000
                                                                              -----------    -----------
            Total ..........................................                    8,272,000      6,471,000
      Current Portion of Long-Term Debt ....................                    3,252,000      1,832,000
                                                                              -----------    -----------
      Long-Term Debt .......................................                  $ 5,020,000    $ 4,639,000
                                                                              ===========    ===========

-----------
(a) During 1999, the Company negotiated a new $67.5 million, five year Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Business Credit ("PNC"). The Agreement provides for a $60.0 million Revolving Credit facility (increased from $40.0 million) and a $7.5 million five year Term Loan. Loans under this agreement are secured by Accounts Receivable, Inventory and fixed assets of Century and CBE. The higher balances are to provide for increased working capital requirements necessitated by the Company's growth and for acquisitions completed during the year. The Revolving Credit loans carry an interest rate based upon LIBOR plus 250 basis points if the Company's leverage ratio is in excess of 2.5 times trailing twelve month EBITDA, as defined, or LIBOR plus 225 basis points if the leverage ratio is lower than 2.5 times trailing twelve month EBITDA, as defined. The Company also has a prime rate option. At December 31, 1999, the interest rate was 8.4%, or LIBOR plus 250 basis points. The proceeds of this line of credit were utilized to repay the line of credit from Michigan National Bank.

(b) The financing arrangements with Duetsche Financial Services ("DFS") relate to financing product purchases by CBE and CBC from its existing vendors. This arrangement supports the Company's sales program by offering CBC and CBE the opportunity to acquire products through DFS at lower cost and extends the payment terms by as much as 45 days interest free. PNC supports this program by offering to DFS a $1.5 million irrevocable letter of credit on purchases made through CBE. This letter of credit carries an interest rate of 1.75% and expires May 31, 2000.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

(c) PNC Term Loan is secured by accounts receivable, inventory, furniture and equipment, with interest at LIBOR plus 300 points (8.9% as of December 31, 1999), payable in monthly installments of $125,000, final payment due June 30, 2004. The Term Loan is part of the agreement described in (a) and the proceeds of this loan were utilized to repay a term loan from Michigan National Bank.

(d) Includes $341,000 as of December 31, 1998 payable to a related party, unsecured and subordinated to the Term Loan, in connection therewith the Company issued 236,250 warrants to acquire 236,250 shares of the common stock of Richton at $1 3/8 per share. The warrants were valued at $143,000 which represented the fair market value at the date of grant.

(e)  Includes   $150,000  and  $362,000  as  of  December  31,  1999  and  1998,
     respectively, payable to a related party, unsecured and subordinated to the Term Loan, in connection therewith the Company issued 100,000 warrants to acquire 100,000 shares of the common stock of Richton at $3.00 per share which represented the fair market value at the time of issuance.

      The scheduled future maturities of debt at December 31, 1999 are as follows:

            2000 .......................................   $32,260,000
            2001 .......................................     1,854,000
            2002 .......................................     1,663,000
            2003 .......................................     1,424,000
            2004 .......................................        79,000
                                                           -----------
                                                           $37,280,000

      The above agreements contain various covenants that among other things require the Company to maintain certain financial ratios and operating metrics. In addition, the PNC agreement provides for the Company to make an additional payment to PNC should the Company generate "excess cash balances," as defined. This provision is capped at $1.0 million per year. Pursuant to this provision, at December 31, 1999, the Company has reclassified an additional $1.0 million of its Term Loan as current.

8. Retirement Plans:

      Century and CBE have tax deferred savings plans under Section 401 (k) (the "Plans") of the Internal Revenue Code. The Plans allow employees to defer up to 15% of eligible compensation on a pre-tax basis through contributions to the Plans. Under the provisions of the Plans, Century has elected to contribute, for every dollar the employee contributes, 50 % of the employee's amount, up to 4 % of compensation, as defined. Century may also make discretionary contributions. The charge to income for employer contributions to the Century Plan was approximately $492,000, $361,000 and $285,000, for the years ended December 31, 1999, 1998 and 1997, respectively. CBE has elected to not contribute to its Plan. CBC does not have any retirement plan.

9. Stock Options:

      The Company accounts for it's stock option plan (the "Option Plan") following the provisions of APB Opinion No. 25, under which no compensation cost is recognized. Had compensation cost for the Option Plan been determined in accordance with the provisions of SFAS 123, net income and earnings per share would have been as follows:

                                                                     1997
                                                                     -----
      Net Income:
        As reported .............................................  $2,290,000
        Pro Forma ...............................................   2,266,000
      Earnings per share:
        As reported --basic .....................................        $.78
                    --diluted ...................................         .68
        Pro Forma   --basic .....................................        $.77
                    --diluted ...................................         .67

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

      The Company may grant options for up to 415,000 shares under the Option Plan. The Company has granted options for 315,000 shares through December 31, 1999. Options are granted over terms not to exceed ten years. Under the Option Plan, the option exercise price must equal the stock's market price on the date of the grant except for options granted the Chairman of the Board, for which the exercise price is at 110% of the current market price.

      A summary of the status of the Option Plan at December 31, 1999, 1998 and 1997 is as follows:

                                                  1999                     1998                    1997
                                         ---------------------    ---------------------    ---------------------
                                                       Wtd Avg                  Wtd Avg                  Wtd Avg
                                         Shares       ex price    Shares       ex price    Shares       ex price
                                         ------        -------    ------        -------    ------        -------
Outstanding at beginning of year .....    205,000       $3.03      315,000       $2.59      275,000       $2.20
Granted ..............................         --          --           --          --       40,000        5.24
Exercised ............................     67,000        2.17      110,000        1.84           --          --
Cancelled ............................         --          --           --          --           --          --

Outstanding at end of year ...........    138,000       $3.45      205,000       $3.03      315,000       $2.59
Exercisable at end of year ...........    138,000        3.45      205,000        3.03      315,000        2.59


      The Company has issued warrants to purchase 236,250 shares of common stock at $13/8 per share and warrants to purchase 100,000 shares of common stock at $3.00 per share in connection with two debt agreements (see Note 7). These warrants are currently exercisable and will expire in 2002.

      In 1998 and 1999, the Company issued stock to the Chairman of the Board for 20,000 shares, respectively, subject to certain restrictions, as defined. At the time of the grants the market price of the Company's common stock was $8.50 and $13.85 per share, respectively. The unamortized value of these shares which were recorded at market value at the grant date is included as a separate component of stockholders' equity and a related compensation charge is being recorded over the vesting period of three years.

10. Net Income Per Share:

      Diluted net income per common share was calculated on the basis of 3,378,000, 3,318,000, and 3,372,000, weighted average common shares outstanding in the years ending December 31, 1999, 1998, and 1997, respectively.

                                                                                                 Net Income
                                                                   Income          Shares         Per share
                                                                   ------          ------         ---------
                                                                   For the year ended December 31, 1999
                                                                   ------------------------------------
      Basic ..................................................   $7,155,000       2,997,000         $2.39
      Effect of dilutive options and warrants ................           --         381,000            --
      Diluted ................................................   $7,155,000       3,378,000         $2.12

                                                                   For the year ended December 31, 1999
                                                                   ------------------------------------

      Basic ..................................................   $3,532,000       2,905,000         $1.22
      Effect of dilutive options and warrants ................           --         413,000            --
      Diluted ................................................   $3,532,000       3,318,000         $1.06

                                                                   For the year ended December 31, 1999
                                                                   ------------------------------------

      Basic ..................................................   $2,290,000       2,948,000         $ .78
      Effect of dilutive options and warrants ................           --         424,000            --
      Diluted ................................................   $2,290,000       3,372,000         $ .68


      Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net income per common share included the effect of dilutive options and warrants computed under the treasury stock method. These are no options which would be antidilutive as of December 31, 1999, 1998 and 1997.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

11. Long-term Leases and other Commitments:

      The Company leases its corporate offices, distribution facilities and data processing equipment under agreements which expire at varying dates through 2009. Minimum annual rental commitments at December 31, 1999, are as follows:

            2000 .........................................  3,474,000
            2001 .........................................  2,498,000
            2002 .........................................  1,438,000
            2003 .........................................  1,080,000
            Thereafter ...................................    382,000

      Rent expense under the Company's various operating leases was $3,400,000, $2,431,000 and $1,795,000 for the years ended December 31, 1999, 1998, and 1997, respectively.


12. Segment Data:

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosure about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance.

      The Company operates in two industry segments, wholesale distribution and computer and networking services. See Note 1 for description of businesses. There are no inter-segment sales and all sales occur in North America. Income
(loss) from operations by industry segment consists of net sales less related cost and expenses. In computing pre-tax income (loss) by segment, cost of borrowed funds for working capital have been included. Corporate includes the general and corporate expenses. Corporate operating expenses directly related to industry segments, have been allocated to those segments. Amortization of goodwill is considered segment related and accordingly charged to the related industry segment. Identifiable assets by industry segment are those assets that are used in each industry segment. General corporate assets consist primarily of cash, deferred taxes, and corporate property.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

      A summary of the Company's segment information for the years ending December 31, 1999, 1998 and 1997 is as follows:

                                                     Wholesale       Computer
                                                   Distribution      Services        Corporate        Total
                                                    -----------      --------        ---------       ------
      December 31, 1999
        Net Sales ...............................     $175.3           $42.9          $   0          $218.2
                                                      ======           =====          =====          ======
        Interest Expense ........................        2.6             0.8            0.0             3.4
                                                      ======           =====          =====          ======
        Depreciation and Amortization ...........        1.3             0.7              0             2.0
                                                      ======           =====          =====          ======
        Pre-tax Income ..........................       11.5             0.8           (0.4)           11.9
                                                      ======           =====          =====          ======
        Provision for Income Taxes ..............        4.6             0.4           (0.2)            4.8
                                                      ======           =====          =====          ======
        Identifiable Assets .....................     $ 55.8           $15.3           $4.3          $ 75.4
                                                      ======           =====          =====          ======
      December 31, 1998
        Net Sales ...............................     $125.0           $22.9            $ 0          $147.9
                                                      ======           =====          =====          ======
        Interest Expense ........................        1.7             0.6            0.0             2.3
                                                      ======           =====          =====          ======
        Depreciation and Amortization ...........        0.7             0.4              0             1.1
                                                      ======           =====          =====          ======
        Pre-tax Income ..........................        7.0            (0.5)          (0.5)            6.0
                                                      ======           =====          =====          ======
        Provision for Income Taxes ..............        2.9            (0.2)          (0.3)            2.4
                                                      ======           =====          =====          ======
        Identifiable Assets .....................     $ 43.6           $ 9.2          $ 4.7          $ 57.5
                                                      ======           =====          =====          ======
      December 31, 1997
        Net Sales ...............................     $ 86.9           $19.6            $ 0          $106.5
                                                      ======           =====          =====          ======
        Interest Expense ........................        1.2             0.6            0.1             1.9
                                                      ======           =====          =====          ======
       Depreciation and Amortization ............        0.2             1.1              0             1.3
                                                      ======           =====          =====          ======
        Pre-tax Income ..........................        5.9            (0.9)          (0.8)            4.2
                                                      ======           =====          =====          ======
        Provision for Income Taxes ..............        2.3            (0.3)          (0.1)            1.9
                                                      ======           =====          =====          ======
        Identifiable Assets .....................     $ 33.2           $ 6.2           $2.2          $ 41.6
                                                      ======           =====          =====          ======


                                                                     Schedule II

                        RICHTON INTERNATIONAL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS



---------------------------------------------------------------------------------------------------------------------------
             Column A                        Column B              Column C               Column D     Column E
---------------------------------------------------------------------------------------------------------------------------
                                                                   Additions             Deductions
                                                         -----------------------------   ----------
                                          Balance at        Charged          Charged                      Balance
                                           Beginning       to Costs         to Other                     at End of
              Description                  of Period     and Expenses   Accts - describe   - describe     Period
---------------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Receivables:
   1999 .............................        $1,271,000    $1,731,000          $ 0         $738,000   $2,263,000
   1998 .............................           711,000       986,000          $ 0          426,000    1,271,000
   1997 .............................           721,000       313,000          $ 0          323,000      711,000

Inventory:
   1999 .............................         $ 528,000     $ 928,000          $ 0         $528,000    $ 928,000
   1998 .............................           538,000       538,000          $ 0          538,000      538,000
   1997 .............................           552,000       538,000          $ 0          552,000      538,000


                                     [LOGO]