Form 10-Q
period 2000-03-31
RICHTON INTERNATIONAL CORP
filed 2000-05-12
CIK 83877

United States

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10 - Q

                                   (Mark One)


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934

                                   ----------

For the Quarter Ended                            Commission file number
March  31, 2000                                     0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

            DELAWARE                                    05-0122205
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     identification No.)

767 5th Avenue, New York, New York                         10153
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number                        (212) 751-1445

Securities registered under                          Name of Exchange
Section 12(b)of the Exchange Act:                   on which Registered:

     Common Stock, par value $.10              American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

            Series A Preferred Stock, par value $100. Purchase Right

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Common Stock, par value $.10, 3,018,000 shares at April 15,2000

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------


                                                                 PAGE

PART I FINANCIAL INFORMATION

     Item 1. - Financial Statements:

           Consolidated Statements of Income
           for the three months ended March
           31, 2000 and March 31, 1999 (unaudited)                3

           Consolidated Balance Sheets at March 31, 2000
           (unaudited) and December 31, 1999                      4

           Consolidated Statements of Cash Flow for
           the three months ended March 31, 2000 and
           March 31, 1999 (unaudited)                             5

           Notes to Consolidated Financial
           Statements (unaudited)                                 6

     Item 2. - Management's Discussion and
           Analysis of Financial Condition and
           Results of Operation                                  10

PART II OTHER INFORMATION - None

     Item 4. - Submission of Matters to a Vote of
           Stockholders                                          11

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)


                                              Three Months Ended
                                              ------------------
                                                  March  31,
                                                  ----------
                                             2000             1999
                                             ----             ----

Net Sales                                $43,369,000      $29,385,000


Cost of Sales                             32,912,000       21,809,000
                                         -----------      -----------

   Gross Profit                           10,457,000        7,576,000


Selling, General & Administrative
  Expenses                                11,815,000        9,492,000
                                         -----------      -----------

   Loss from Operations                   (1,358,000)      (1,916,000)


Interest Income                              342,000          220,000


Interest Expense                             836,000          626,000
                                         -----------      -----------


   Loss before Benefit for
   Income Taxes                           (1,852,000)      (2,322,000)

Benefit for Income Tax                      (696,000)        (880,000)
                                         -----------      -----------


Net Loss                                 $(1,156,000)     $(1,442,000)
                                         ===========      ===========


Net Loss Per Common Share


   Basic                                 $     (0.38)     $     (0.49)
                                         ===========      ===========


   Diluted                               $     (0.34)     $     (0.43)
                                         ===========      ===========



Weighted Average Common and
Common Equivalent Shares Outstanding

     Basic                                 3,006,000        2,951,000
                                         ===========      ===========

     Diluted                               3,404,000        3,355,000
                                         ===========      ===========

 The accompanying notes are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                           March 31        December 31
                                                                             2000             1999
                                                                             ----             ----
                                                                         (unaudited)
Current Assets:
         Cash and Cash Equivalents                                       $    36,000      $ 1,071,000
         Notes and Accounts Receivable, net of
         allowance for doubtful accounts of $2,213,000
         in 2000 and $2,264,000 in 1999                                   35,510,000       33,312,000
         Inventories, Net                                                 32,989,000       24,012,000
         Prepaid Expenses and Other Current Assets                         1,287,000        1,413,000
         Deferred Taxes                                                    1,300,000        1,389,000
                                                                         -----------      -----------

                  Total Current Assets                                   $71,122,000      $61,197,000

Property, Plant and Equipment                                              5,292,000        4,908,000
         Less:  Allowance for Depreciation and Amortization               (2,038,000)      (2,018,000)
                                                                         -----------      -----------

                                                                           3,254,000        2,890,000
 Other Assets:
         Deferred Taxes                                                      866,000          869,000
         Goodwill                                                          7,734,000        7,793,000
         Other Intangibles                                                 2,149,000        2,301,000
         Other                                                               317,000          342,000

TOTAL ASSETS                                                             $85,442,000      $75,392,000
                                                                         ===========      ===========

                                     Liabilities & Stockholder's Equity
                                     ----------------------------------
Current Liabilities:
         Current Portion of Long Term Debt                               $ 2,888,000      $ 3,252,000
         Notes Payable                                                    32,235,000       29,008,000
         Accounts Payable, Trade                                          21,226,000       10,056,000
         Accrued Liabilities                                               3,916,000        6,346,000
         Deferred Income                                                   2,727,000        2,704,000
                                                                         -----------      -----------

         Total Current Liabilities                                        62,992,000       51,366,000

Noncurrent Liabilities

         Long Term Senior Debt                                             4,684,000        5,020,000


Stockholders' Equity
Preferred Stock, $1.00 par value; authorized
    500,000 shares; none issued

Common Stock, $.10 par value; authorized
         6,000,000 shares; issued 3,326,692 shares at March 31, 2000
         and 3,303,692 shares at December 31, 1999                           334,000          331,000
Additional Paid-in Capital                                                18,492,000       18,430,000
Retained Earnings                                                          1,303,000        2,459,000
Treasury Stock                                                            (2,103,000)      (1,925,000)
Cumulative Transaction Adjustment                                                  0           11,000
Unearned Compensation                                                       (260,000)        (300,000)
                                                                         -----------      -----------

         Total Stockholders' Equity                                       17,766,000       19,006,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $85,442,000      $75,392,000
                                                                         ===========      ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                        2000              1999
                                                                        ----              ----
OPERATING ACTIVITIES
Net Loss                                                           $ (1,156,000)     $(1,442,000)
Reconciliation of net income to net cash provided by (used in)
Operating activities:
         Depreciation and Amortization                                  533,000          368,000
         Amortization of Unearned Income                                 40,000
         Deferred Taxes                                                  92,000         (407,000)

Changes in Operating Assets and Liabilities
           Net of Effects from Acquisitions:
             Deferred Income                                             23,000          392,000
             Other Working Capital Items, Assets                    (11,124,000)      (2,861,000)
             Other Working Capital Items, Liabilities                 8,740,000         (752,000)
             Other Assets                                               (17,000)          41,000
                                                                   ------------      -----------


Net Cash Provided by (used in)
         Operating Activities                                        (2,869,000)      (4,661,000)

INVESTING ACTIVITIES
Capital Expenditures                                                   (570,000)        (435,000)
Cash Paid for Acquisitions, Net of Cash Acquired                                      (3,067,000)
                                                                   ------------      -----------

Net Cash used in Investing Activities                                  (570,000)      (3,502,000)

FINANCING ACTIVITIES

Proceeds from Long-Term Debt                                                 --               --
Repayment of Subordinated Debt                                         (337,000)        (527,000)
Proceeds from Line of Credit                                          3,238,000        8,264,000
Repayment of Long-Term Debt                                            (375,000)        (175,000)
Exercise of Stock Options                                                65,000               --
Repurchase of Shares                                                   (178,000)              --
                                                                   ------------      -----------

Net Cash Provided by Financing Activities                             2,413,000        7,562,000

Effect of Exchange Rate on Cash Balances                                (11,000)          28,000
                                                                   ------------      -----------

Increase (Decrease) in Cash and Cash Equivalents                     (1,037,000)        (573,000)

Cash and Cash Equivalents, Beginning of Period                        1,071,000          995,000
                                                                   ------------      -----------

Cash and Cash Equivalents, End of Period                           $     36,000      $   422,000
                                                                   ============      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

                  Cash Paid for Interest                           $    823,000      $   668,000
                                                                   ============      ===========

                  Cash Paid for Income Taxes                       $  1,359,000      $ 1,026,000
                                                                   ============      ===========

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The consolidated financial statements and related notes included herein have been prepared by Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10-Q. All adjustments, including those of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such requirements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for any interim period should not be construed as representative for the year taken as a whole due, among other things, to the seasonality of the Company's business.

This report may contain forward-looking statements. The matters expressed in such statements are subject to numerous uncertainties and risks including but not limited to general economic and climatic conditions in the markets in which Richton and its subsidiaries operate, fluctuation in demand for the products and services offered by these subsidiaries, and current expectations of the Company or its management. Should one or more of those uncertainties or risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described as forward-looking statements. The Company does not intend to update those forward-looking statements

1. Description of Business:

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

2. Acquisitions:

      The Company made no material acquisitions during the quarter ending March 31, 2000.

3. Statement of Cash Flows:

The components of other working capital items and their effects in the Consolidated Statements of Cash Flows are as follows:

                                                         (unaudited)
                                                 Three Months Ended March 31,
                                                     2000              1999
                                                     ----              ----

Receivables                                     $ (2,273,000)     $  2,040,000

Inventories                                       (8,977,000)       (4,769,000)

Prepaid Expenses                                     126,000          (132,000)
                                                -------------     -------------

Increase in Working Capital Items, Assets       $(11,124,000)     $ (2,861,000)
                                                =============     =============



Accounts Payable                                $ 11,170,000      $  2,736,000

Accrued Liabilities                               (2,430,000)       (3,488,000)
                                                -------------     -------------

Increase Working Capital Items, Liabilities     $  8,740,000      $   (752,000)
                                                =============     =============

4. Debt and Financing

During the quarter ended March 31, 2000 the Company increased it's short term borrowing by $3.2 million to $32.2 million and reduced its Term and Subordinated debt by $.7 million to $7.6 million. The Company's leverage ratio declined sufficiently to lower its applicable loan interest rate by 25 basis points. At March 31, 2000, the interest rate on the Revolving Credit was 8.4%, or LIBOR plus 225 basis points. The interest rate on the Term Loan was LIBOR plus 275 points (8.9% as of March 31, 2000)

In March, 2000 the bank syndication group approved several modifications to the Company's Revolving Credit, Term Loan and Security Agreement. These improvements included lowering the cost of the unused fee by 25 basis points to 1/8% and increasing the annual limits on capital expenditures, leases, and common stock repurchases.

5. Net Income Per Share:

Net income per common share was calculated as follows:


                                                                             Net Income
                                                  Income          Shares     Per Share
                                                  ------          ------     ---------
                                                For the three months ended March 31, 2000
                                                -----------------------------------------
                                                               (unaudited)
   Basic                                       $(1,156,000)     3,006,000      $(.38)
   Effect of dilutive options and warrants              --        398,000         --
   Diluted                                     $(1,156,000)     3,404,000      $(.34)

Net Income

                                                  Income         Shares      Per Share
                                                  ------         ------      ---------
                                                For the three months ended March 31,1999
                                                ----------------------------------------
                                                               (unaudited)
   Basic                                        (1,442,000)     2,951,000      $(.49)
   Effect of dilutive options and warrants              --        404,000         --
   Diluted                                      (1,442,000)     3,355,000      $(.43)

6. Segment Data:

The Company operates in two industry segments: wholesale distribution and computer and networking services. See Note 1 for description of businesses. There are no inter-segment sales and all sales occur in North America. Income
(loss) from operations by industry segment consists of net sales less related costs and expenses. In computing income (loss) from operations by segment, cost of borrowed funds for working capital have been included. Corporate includes the general and corporate expenses and interest incurred to acquire the two businesses. Corporate operating expenses directly related to industry segments, if any, have been allocated to those segments. Amortization of goodwill is considered segment related and accordingly charged to the related industry segment. Identifiable assets by industry segment are those assets that are used in each industry segment. General corporate assets consist primarily of cash, deferred taxes, and corporate property.

A summary of the Company's segment information is as follows:


                               Wholesale      Computer
                              Distribution    Services    Corporate   Total
                              ------------    --------    ---------   -----
March 31, 2000
---------------

      Net Sales                  $29.8         $13.6         -0-      $43.4
                                 ======        =====        ====      ======

      Pre-Tax Income (loss)      (1.96)         0.27       (.16)      (1.85)

      Identifiable Assets         66.7          13.4        5.3        85.4

March 31, 1999
--------------

       Net Sales                 $20.3         $ 9.1         -0-      $29.4
                                 ======        =====        ====      ======

       Pre-tax Income            (2.35)          .15       (.12)      (2.32)

       Identifiable Assets        50.3          12.4        4.2        66.9

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

Results of Operations - for the First Quarter ended March 31, 2000

Sales and a net loss for the three months ended March 31, 2000 were $43.4 million and ($1.16) million, respectively. For the three months ended March 31, 1999 sales and net loss were $29.4 million and ($1.44) million, respectively. As has been previously stated, the first quarter sales and profits are not representative of the other quarters of the year due to seasonality of the company's principal business.

Revenues for Century and the Technology Group increased 46% and 48%, respectively. Correspondingly, approximately 51% of this growth is attributed to acquisitions and new branches. The remaining growth is due to a strong economy and good weather.

Gross profit for the three months ended March 31, 2000 was $10.5 million. or
24.1 % of sales For the three months ended March 31, 1999 gross profit was $ 7.6 million or 25.8% of sales. The lower gross profit as a percentage of sales for the three months ended March 31, 2000 when compared to the corresponding periods in 1999, is due principally to a less favorable geographic and product and service mix.

Selling, general and administrative expenses for the three months ended March 31, 2000 were $11.8 million compared to $9.5 million for the three months ended March 31, 1999. The higher level of expenses in the current year is due to the higher number of operating branches at Century and the inclusion of CAI which was acquired effective October , 1999.

Interest expense - net, for the three months ended March 31, 2000 was $.5 million compared to $.4 million for the three months ended March 31, 1999. The higher interest cost is principally due to a higher interest rate and slightly higher levels of borrowing related to higher working capital requirements.

The benefit for Federal, State and foreign income taxes as a percentage of pre-tax loss is approximately the same as last year.

As a result of the foregoing, the net loss for the three months ended March 31, 2000 was $(1.16) million compared to $(1.44) million for the three months ended March 31, 1999.

Financial Condition:

The Company's principal source of funding is through its Revolving line of credit. During the three months ended March 31, 2000 the Company's net cash used in operations was $2.9 million compared to $4.7 million used in operations during the three months ended March 31, 1999. Correspondingly, the company's net cash provided by financing activities during the three months ended March 31, 2000 was $2.4 million compared to $7.6 million provided by financing activities during the same period last year. The lower demand for financing during this current quarter, when compared to the same period last year, is due to the absence of acquisitions during this current quarter and to $1.8 million less cash used in operations.

In March, 2000 the bank syndication group approved several modifications to the Company's Revolving Credit, Term Loan and Security Agreement. These improvements included lowering the cost of the unused fee by 25 basis points to 1/8% and increasing the annual limits on capital expenditures, leases, and common stock repurchases.

The Company has undertaken a stock repurchase program, authorizing the purchase of up to $1 million of its shares. Such purchases will be made from time to time on the open market. The program may be terminated at any time and thus there can be no assurance that such program will be completed. In March, 2000 the Company acquired 12,300 shares of its Common Stock for $178,000

While the Company has continued to generate sufficient cash to liquidate its term and subordinated debt as it becomes due, and make acquisitions necessary for its growth, there is no assurance, given the high degree of leverage, the seasonality of its principal business and the strong construction economy that has existed, that it can continue to do so in the future.

Part II
Section IV - Submission of Matters to a Vote of Stockholders:

At the annual shareholders meeting held on April 26, 2000, the shareholders, by a vote of more than 93% of the shares entitled to vote, approved the election of Messrs. Donald McMahon, Richard Barnitt and Stanley Liefer as directors, the Long Term Incentive Plan and the appointment of Arthur Andersen & Co LLP as auditors for the calendar year 2000.

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

DATE: May 12, 2000
New York, New York