Form 10-Q
period 2000-06-30
RICHTON INTERNATIONAL CORP
filed 2000-08-02
CIK 83877

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934

                                   ----------

For the Quarter Ended                            Commission file number
June 30, 2000                                           0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

            DELAWARE                                    05-0122205
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     identification No.)

767 5th Avenue, New York, New York                         10153
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number                         (212) 751-1445

   Securities registered under
Section 12 (b) of the Exchange Act:        Name of Exchange on which Registered:

   Common Stock, par value $.10                    American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

            Series A Preferred Stock, par value $1.00 Purchase Right

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

         Common Stock, par value $.10, 3,018,000 shares at July 15, 2000

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------

                                                                      PAGE

PART I FINANCIAL INFORMATION

     Item 1. -- Financial Statements:

           Consolidated Statements of Income
           for the three and six months ended June
           30, 2000 and June 30, 1999 (unaudited)                      3

           Consolidated Balance Sheets at June 30, 2000
           (unaudited) and December 31, 1999                           4

           Consolidated Statements of Cash Flows for
           the six months ended June 30, 2000 and
           June 30, 1999 (unaudited)                                   5

           Notes to Consolidated Financial
           Statements (unaudited)                                      6

     Item 2. -- Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations                                      10

PART II OTHER INFORMATION -- None

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           Three Months Ended                    Six Months Ended
                                                 June 30,                            June 30,
                                           2000          1999                   2000           1999
                                           ----          ----                   ----           ----
Net Sales                              $93,683,000   $75,182,000            $137,051,000   $104,567,000

Cost of Sales                           67,905,000    52,884,000             100,817,000     74,693,000
                                       -----------  ------------            ------------   ------------

   Gross Profit                         25,778,000    22,298,000              36,234,000     29,874,000

Selling, General & Administrative
  Expenses                              15,559,000    14,222,000              27,374,000     23,714,000
                                       -----------   -----------            ------------   ------------

   Income from Operations               10,219,000     8,076,000               8,860,000      6,160,000

Interest Income                            344,000       222,000                 686,000        442,000

Interest Expense                         1,140,000       871,000               1,976,000      1,497,000
                                       -----------   -----------            ------------   ------------

   Income before Provision for
   Income Taxes                          9,423,000     7,427,000               7,570,000      5,105,000

Provision for Income Tax                 3,660,000     2,853,000               2,963,000      1,973,000
                                       -----------   -----------            ------------   ------------

Net Income                             $ 5,763,000   $ 4,574,000            $  4,607,000   $  3,132,000
                                       ===========   ===========            ============   ============

Net Income Per Common Share

   Basic                               $      1.91   $      1.52            $       1.53   $       1.07
                                       -----------   -----------            ------------   ------------

   Diluted                             $      1.70   $      1.34            $       1.35   $       0.95
                                       -----------   -----------            ------------   ------------

Weighted Average Common and
Common Equivalent Shares Outstanding

   Basic                                 3,010,000     3,001,000               3,018,000      2,923,000
                                       -----------   -----------            ------------   ------------

   Diluted                               3,395,000     3,402,000               3,403,000      3,302,000
                                       -----------   -----------            ------------   ------------

  The accompanying notes are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                  June 30               December 31
                                                                    2000                    1999
                                                                    ----                    ----
                                                                (unaudited)
Current Assets:
         Cash and Cash Equivalents                             $    264,000             $ 1,071,000
         Notes and Accounts Receivable, net of
         allowance for doubtful accounts of $2,869,000
         in 2000 and $2,264,000 in 1999                          57,134,000              33,312,000
         Inventories, Net                                        35,259,000              24,012,000
         Prepaid Expenses and Other Current Assets                1,292,000               1,413,000
         Deferred Taxes                                           1,116,000               1,389,000
                                                               ------------             -----------

                  Total Current Assets                           95,065,000              61,197,000

Property, Plant and Equipment                                     5,504,000               4,908,000
         Less: Accumulated  Depreciation and Amortization        (2,186,000)             (2,018,000)
                                                               ------------             -----------

                                                                  3,318,000               2,890,000
 Other Assets:
         Deferred Taxes                                             879,000                 869,000
         Goodwill                                                 7,108,000               7,793,000
         Other Intangibles                                        2,464,000               2,301,000
         Other                                                      228,000                 342,000
                                                               ------------             -----------

TOTAL ASSETS                                                   $109,062,000             $75,392,000
                                                               ============             ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
         Current Portion of Long Term Senior Debt              $  2,863,000             $ 3,252,000
         Notes Payable                                           44,219,000              29,008,000
         Accounts Payable, Trade                                 23,760,000              10,056,000
         Accrued Liabilities                                      8,307,000               6,346,000
         Deferred Income                                          2,266,000               2,704,000
                                                               ------------             -----------

               Total Current Liabilities                         81,415,000              51,366,000

Noncurrent Liabilities

         Long Term Senior Debt                                    4,238,000               5,020,000

Stockholders' Equity
Preferred Stock, $1.00 par value; authorized
    500,000 shares; none issued
Common Stock, $.10 par value; authorized
         6,000,000 shares; issued 3,349,692
         shares at June 30, 2000
         and 3,303,692 shares at December 31, 1999                  333,000                 331,000
Additional Paid-in Capital                                       18,491,000              18,430,000
Retained Earnings                                                 7,068,000               2,459,000
Treasury Stock                                                   (2,249,000)             (1,925,000)
Cumulative Translation Adjustment                                    (7,000)                 11,000
Unearned Compensation                                              (227,000)               (300,000)
                                                               ------------             -----------

         Total Stockholders' Equity                              23,409,000              19,006,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $109,062,000             $75,392,000
                                                               ============             ===========

The accompanying notes are an integral part of these consolidated balance sheets.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              Six Months Ended June 30,
                                                                            2000                    1999
                                                                            ----                    ----
OPERATING ACTIVITIES
Net Income                                                              $ 4,607,000            $  3,132,000
Reconciliation of net income to net cash provided by (used in)
Operating activities:
         Depreciation and Amortization                                      767,000                 824,000
         Amortization of Unearned Income                                     73,000                      --
         Deferred Taxes                                                     262,000                (208,000)

Changes in Operating Assets and Liabilities
           Net of Effects from Acquisitions:
              Deferred Income                                              (438,000)                149,000
             Other Working Capital Items, Assets                        (34,949,000)            (31,819,000)
             Other Working Capital Items, Liabilities                    15,665,000              19,256,000
             Other Assets                                                    37,000                (401,000)
                                                                        -----------            ------------
Net Cash (Used In)
         Operating Activities                                           (13,976,000)             (9,067,000)

INVESTING ACTIVITIES
Capital Expenditures                                                       (596,000)               (480,000)
Cash Paid for Acquisitions, Net of Cash Acquired                                                 (3,630,000)
                                                                        -----------            ------------

Net Cash used in Investing Activities                                      (596,000)             (4,110,000)

FINANCING ACTIVITIES
Proceeds from Long Term Senior Debt                                        (391,000)              3,200,000
Repayment of Subordinated Debt                                                                     (921,000)
Proceeds from Line of Credit                                             15,211,000              11,264,000
Repayment of Long Term Senior Debt                                         (775,000)               (175,000)
Exercise of Stock Options                                                    62,000                 110,000
Repurchase of Shares                                                       (324,000)                     --
                                                                        -----------            ------------
Net Cash Provided by Financing Activities                                13,783,000              13,478,000

Effect of Exchange Rate On Cash Balances                                     18,000                 137,000
                                                                        -----------            ------------
(Decrease) Increase in Cash and Cash Equivalents                           (807,000)                438,000

Cash and Cash Equivalents, Beginning of Period                            1,071,000                 995,000
                                                                        -----------            ------------
Cash and Cash Equivalents, End of Period                                $   264,000            $  1,433,000
                                                                        ===========            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

                  Cash Paid for Interest                                $ 1,876,000            $  1,278,000
                                                                        ===========            ============

                  Cash Paid for Income Taxes                            $ 3,094,000            $  1,277,000
                                                                        ===========            ============

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The consolidated financial statements and related notes included herein have been prepared by Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10-Q. All adjustments, including those of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such requirements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for any interim period should not be construed as representative for the year taken as a whole due, among other things, to the seasonality of the Company's business. As a result of this seasonality, the highest quarterly sales, and profits historically occur in the second quarter while the lowest sales and profits occur in the fourth quarter. Correspondingly the working capital and bank borrowing amounts are highest during the second quarter negatively impacting financial ratios and comparable analysis of quarter to quarter or six month results and lowest in the fourth quarter when the reverse is true.

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

1. Description of Business:

Richton International Corporation ("Richton") is a diversified service company with three operating subsidiaries, Century Supply Corp. ("Century"), CBE Technologies, Inc. ("CBE") and Creative Business Concepts, Inc. ("CBC"), collectively the "Company". Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches serve customers in 35 states mostly in the eastern half of United States and in Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for all of the leading original equipment manufacturers ("OEM") in the irrigation systems field. CBE is headquartered in Boston, Massachusetts, with offices located in New York and Portland, Maine. CBE is a systems integrator providing network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales. CBE's technical certifications include Novell Platinum reseller, Microsoft Channel partner, Banyan Enterprise/Network dealer, Novell authorized Training Center and a Novell Authorized Service Center. CBC is headquartered in Irvine, California and provides essentially the same services to West Coast customers that CBE provides on the East Coast.

2. Acquisitions:

      The Company made no material acquisitions during the quarter ending June 30, 2000.

3. Statements of Cash Flows:

The components of other working capital items and their effects in the Consolidated Statements of Cash Flows are as follows:

                                                          (unaudited)
                                                   Six Months Ended June 30,
                                                       2000            1999
                                                       ----            ----
Receivables                                       $(23,822,000)   $(20,123,000)
Inventories                                        (11,248,000)    (11,628,000)
Prepaid Expenses                                       121,000         (68,000)
                                                  ------------    ------------
Increase in Working Capital Items, Assets         $(34,949,000)   $ 31,819,000
                                                  ============    ============

Accounts Payable                                  $ 13,726,000    $ 18,048,000
Accrued Liabilities                                  1,939,000       1,208,000
                                                  ------------    ------------

Increase in Working Capital Items, Liabilities    $ 15,665,000    $ 19,256,000
                                                  ============    ============

4. Debt and Financing

During the six months ended June 30, 2000 the company's revolving line of credit increased by $15.2 million to $44.2 million. This higher borrowing supported the $19.9 million net increase in Working Capital (noted above) over the same six month period. During the same period last year the revolving line increased by $11.0 million to $38.3 million. This increase support a $12.6 million net increase in Working Capital.(noted above). At June 30, 2000, the interest rate on the Revolving Credit was 8.4%, or LIBOR plus 200 basis points. The interest rate on the Term Loan was LIBOR plus 250 points (8.9% as of June 30, 2000).

In March 2000 the bank syndication group approved several modifications to the Company's Revolving Credit, Term Loan and Security Agreement. These changes included lowering the cost of the unused fee by 25 basis points to 1/8% and provided a lower borrowing rate, (25 basis points), if the Company's leverage ratio is below 2.0 times trailing twelve months EBITDA.-as defined. In addition, the Agreement increased the annual limits on capital expenditures, leases, and common stock repurchases. CBC was added to the Loan & Security Agreement in June, 2000. Prior to that time, CBC's receivables were financed through Duetsche Financial Services ("DFS"). DFS will continue to provide floor planning under a $1.5 irrevocable letter of credit for each company issued by P.N.C.

5. Net Income Per Share:

Net income per common share was calculated as follows:


                                                               Net Income
                                       Income        Shares    Per Share
                                       ------        ------    ---------
                                    For the six months ended June 30, 2000
                                    --------------------------------------
                                                  (unaudited)

Basic                                $4,607,000    3,018,000      $1.53
Effect of dilutive options
  and warrants                           --          385,000        --
Diluted                              $4,607,000    3,403,000      $1.35

                                                               Net Income
                                       Income        Shares    Per Share
                                       ------        ------    ---------
                                   For the three months ended June 30, 2000
                                   ----------------------------------------
                                                  (unaudited)

Basic                                $5,763,000    3,010,000      $1.91
Effect of dilutive options
  and warrants                           --          385,000        --
Diluted                              $5,763,000    3,395,000      $1.70

                                                               Net Income
                                       Income        Shares    Per Share
                                       ------        ------    ---------
                                    For the six months ended June 30, 1999
                                    --------------------------------------
                                                  (unaudited)

Basic                                $3,132,000    2,923,000      $1.07
Effect of dilutive options
  and warrants                           --          379,000        --
Diluted                              $3,132,000    3,302,000      $0.95

                                                               Net Income
                                       Income        Shares    Per Share
                                       ------        ------    ---------
                                   For the three months ended June 30, 1999
                                   ----------------------------------------
                                                  (unaudited)

Basic                                $4,574,000    3,001,000      $1.52
Effect of dilutive options
  and warrants                           --          401,000        --
Diluted                              $4,574,000    3,402,000      $1.34

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

A summary of the Company's segment information is as follows:

                                         Wholesale      Computer
                                        Distribution    Services    Corporate        Total
                                        ------------    --------    ---------        -----
June 30, 2000
-------------
         Net Sales                         $108.1         $28.9         -0-          $137.1
                                           ======         =====       =====          ======

         Pre-tax Income (Loss)                7.4           0.8         (.6)            7.6
                                           ======         =====       =====          ======

         Identifiable Assets                 88.8          15.1         5.1           109.0
                                           ======         =====       =====          ======

June 30, 1999
-------------
         Net Sales                         $ 85.1         $19.5         -0-          $104.6
                                           ======         =====       =====          ======

         Pre-tax Income (Loss)                5.3            .6         (.8)            5.1
                                           ======         =====       =====          ======

         Identifiable Assets                 81.0          10.4         6.4            97.8
                                           ======         =====       =====          ======

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

Results of Operations--for the Six Months ended June 30, 2000

Sales and a net income for the three months ended June 30, 2000 were $93.7 million and $5.76 million, or $1.70 per share diluted, respectively. For the three months ended June 30, 1999, sales and net income were $75.2 million and $4.57 million, or $1.34 per share, respectively. As has been previously stated, the quarterly sales and profits are not representative of the other quarters of the year due to seasonality of the company's principal business.

Century's operations are seasonal and have been positively influenced by a brisk construction industry. During the current three and six months, sales grew 20% and 27%, respectively over the same three and six months last year. Weather also plays an important role in the irrigation business and while it has been favorable in most of the markets served by Century, it has been spotty in the Midwest. Unlike previous periods Century has not acquired any new businesses but has opened new branches during the first half of this year. Traditionally, the second quarter is one of Century's best and should not be used as a measure for other quarters.

The Technology Group reported increased revenues (up 48% and 49%, respectively over the same three and six months last year) and operating profits as compared to the same periods in 1999. The higher revenue and profits is due principally to the acquisition of CAI in October 1999.

Gross profit for the three and six months ended June 30, 2000 was $25.8 million or 27.7% of sales and $36.2 million. or 26.4 % of sales, respectively. For the three and six months ended June 30, 1999 gross profit was $22.3 million or 29.7% of sales and $29.9 million or 28.6% of sales, respectively. The lower gross profit as a percentage of sales for the period ended June 30, 2000 when compared to the corresponding periods in 1999, is due principally to geographic, product and service mix.

Selling, general and administrative expenses for the three and six months ended June 30, 2000 were $15.6 million and $27.4 million, respectively, compared to $14.2 million and $23.7 million, respectively, for the six months ended June 30, 1999. The higher level of expenses in the current year is due to the higher number of operating branches at Century and the inclusion of CAI, which was acquired effective October, 1999.

Interest expense -- net, for the three and six months ended June 30, 2000 was $0.8 million and $1.3 million, respectively, compared to $0.6 million and $1.06 million, respectively, for the six months ended June 30, 1999. The higher interest cost is principally due to a higher interest rate and slightly higher levels of borrowing related to higher working capital requirements.

The provision for Federal, State and foreign income taxes as a percentage of pre-tax income for the six month period ended June 30, 2000, and 1999 were 39.1% and 38.6% respectively. The slightly higher tax provision is due to higher state tax.

As a result of the foregoing, the net income for the three and six months ended June 30, 2000 was $5.76 million or $1.70 per share diluted and $4.61 million or $1.35 per share diluted, respectively, compared to $ 4.57 million or $1.34 per share diluted and $3.13 million or $.95 per share diluted, respectively, for the six months ended June 30, 1999.

Financial Condition:

The Company's principal source of funding is through its Revolving line of credit. During the six months ended June 30, 2000 the Company's net cash used in operations was $14.0 million. This amount was totally financed by the Company's line of credit, which increased $15.2 million including $.6 million for capital expenditure. The higher receivable and inventory balances at June 30, 2000 compared to those balances at December 31, 1999 are due to the higher sales during the respective quarters immediately preceding the end of each period. Thus, the growth in these assets over the prior December 31 should be viewed in perspective to the December 31 quarters sales. In both 2000 and 1999, the respective quarters June 30 sales exceed the December 31 quarters sales by 134% and 147%, respectively. The measures of the currency of account receivable and inventory is the days sales outstanding and inventory turnover, respectively. At June 30, 2000 both these measures compare favorably to comparable prior periods.

For the six months ended June 30, 1999 the Company's net cash used in operations was $9.06 million. Correspondingly, the company's net cash provided by financing activities during this period was $13.5 million. The balance of this funding, $4.1 million, was used to acquire other companies and provide for capital expenditures.

During the first half of 2000, the bank syndication group approved several modifications to the Company's Revolving Credit, Term Loan and Security Agreement. These changes included lowering the cost of the unused fee by 25 basis points to 1/8% and providing a lower borrowing rate (25 basis points) if the Company's leverage ratio -- as defined -- is below 2.0. In addition the Agreement increased the annual limits on capital expenditures, leases, and common stock repurchases. CBC, was added to the Loan & Security Agreement in June, 2000. Prior to that, CBC's receivables were financed through Duetsche Financial Services ("DFS"). DFS, which also finances floor planning, for both CBC and CBE will continue to provide floor planning under separate $1.5 irrevocable letters of credit for each Company issued by P.N.C. in favor of DFS.

The Company has undertaken a stock repurchase program, authorizing the purchase of up to $1 million of its shares. Such purchases will be made from time to time on the open market. The program may be terminated at any time and thus there can be no assurance that such program will be completed. Through June 30, 2000 the Company acquired 15,300 shares of its Common Stock for $324,000.

While the Company has continued to generate sufficient cash and gain sufficient credit availability to liquidate its term and subordinated debt as it becomes due, and maintain growth, there is no assurance, given the high degree of leverage, the seasonality of its principal business and the strong construction economy that has existed, that it can continue to do so in the future.

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

DATE: August 1, 2000
New York, New York