Form 10-Q
period 2000-09-30
RICHTON INTERNATIONAL CORP
filed 2000-11-13
CIK 83877

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 - Q

                                   (Mark One)


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934

                                   ----------

For the Quarter Ended                            Commission file number
September  30, 2000                                     0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

            DELAWARE                                    05-0122205
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     identification No.)

767 5th Avenue, New York, New York                         10153
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number                        (212) 751-1445

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

        Common Stock, par value $.10, 3,018,000 shares at October 15,2000

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX
--------------------------------------------------------------------------------

                                                                            PAGE

PART I FINANCIAL INFORMATION

   Item 1. - Financial Statements:

       Consolidated Statements of Income for the three and nine months
       ended Sept. 30, 2000 and Sept. 30, 1999(unaudited)                     3

       Consolidated Balance Sheets at Sept. 30, 2000
       (unaudited) and December 31, 1999                                      4

       Consolidated Statements of Cash Flows for
       the nine months ended Sept. 30, 2000 and
       Sept. 30, 1999 (unaudited)                                             5

       Notes to Consolidated Financial
       Statements (unaudited)                                                 6

   Item 2. - Management's Discussion and
       Analysis of Financial Condition and
       Results of Operations                                                 10

PART II OTHER INFORMATION - None

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                           Three Months Ended           Nine Months Ended
                                               Sept.  30,                   Sept.  30,
                                           2000          1999           2000          1999
                                           ----          ----           ----          ----
Net Sales                              $75,138,000   $ 65,748,000   $212,189,000   $170,315,000
Cost of Sales                           53,838,000     46,391,000    154,655,000    121,084,000
                                       -----------   ------------   ------------   ------------
     Gross Profit                       21,300,000     19,357,000     57,534,000     49,231,000
Selling, General & Administrative
  Expenses                              14,413,000     13,132,000     41,787,000     36,846,000
                                       -----------   ------------   ------------   ------------
     Income from Operations              6,887,000      6,225,000     15,747,000     12,385,000
Interest Income                            310,000        291,000        996,000        733,000
Interest Expense                         1,154,000        938,000      3,130,000      2,435,000
                                       -----------   ------------   ------------   ------------
     Income before Provision for
     Income Taxes                        6,043,000      5,578,000     13,613,000     10,683,000
Provision for Income Tax                 2,262,000      2,160,000      5,229,000      4,133,000
                                       -----------   ------------   ------------   ------------
Net Income                             $ 3,781,000   $  3,418,000   $  8,384,000   $  6,550,000
                                       ===========   ============   ============   ============
Net Income Per Common Share
     Basic                             $      1.26   $       1.13   $       2.78   $       2.17
                                       ===========   ============   ============   ============
     Diluted                           $      1.11   $       1.00   $       2.47   $       1.95
                                       ===========   ============   ============   ============
Weighted Average Common and
Common Equivalent Shares Outstanding
     Basic                               3,012,000      3,021,000      3,011,000      3,021,000
                                       -----------   ------------   ------------   ------------
     Diluted                             3,403,000      3,434,000      3,392,000      3,357,000
                                       -----------   ------------   ------------   ------------

  The accompanying notes are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                           Sept. 30        December 31
                                                             2000              1999
                                                             ----              ----
                                                          (unaudited)
Current Assets:
         Cash and Cash Equivalents                       $      4,000      $ 1,071,000
         Notes and Accounts Receivable, net of
         allowance for doubtful accounts of $2,910,000
         in 2000 and $2,264,000 in 1999                    53,480,000       33,312,000
         Inventories, Net                                  37,928,000       24,012,000
         Prepaid Expenses and Other Current Assets          1,811,000        1,413,000
         Deferred Taxes                                     1,058,000        1,389,000
                                                         ------------      -----------
                  Total Current Assets                     94,281,000       61,197,000

Property, Plant and Equipment                               6,462,000        4,908,000
  Less: Accumulated  Depreciation and Amortization         (2,941,000)      (2,018,000)
                                                         ------------      -----------
                                                            3,521,000        2,890,000
 Other Assets:
         Deferred Taxes                                       866,000          869,000
         Goodwill                                           7,473,000        7,793,000
         Other Intangibles                                  2,232,000        2,301,000
         Other                                                312,000          342,000
                                                         ------------      -----------
TOTAL ASSETS                                             $108,685,000      $75,392,000
                                                         ============      ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
         Current Portion of Long Term Senior Debt        $  2,923,000      $ 3,252,000
         Notes Payable                                     45,586,000       29,008,000
         Accounts Payable, Trade                           18,532,000       10,056,000
         Accrued Liabilities                                8,343,000        6,346,000
         Deferred Income                                    2,787,000        2,704,000
                                                         ------------      -----------

               Total Current Liabilities                   78,171,000       51,366,000

Noncurrent Liabilities

         Long Term Senior Debt                              3,313,000        5,020,000

Stockholders' Equity
Preferred Stock, $1.00 par value; authorized
    500,000 shares; none issued
Common Stock, $.10 par value; authorized
         6,000,000 shares; issued 3,336,692 shares
         at Sept.  30, 2000 and 3,303,692 shares at
         December 31, 1999                                    339,000          331,000
Additional Paid-in Capital                                 18,520,000       18,430,000
Retained Earnings                                          10,843,000        2,459,000
Treasury Stock                                             (2,249,000)      (1,925,000)
Cumulative Translation  Adjustment                            (10,000)          11,000
Unearned Compensation                                        (242,000)        (300,000)
                                                          ------------      -----------
        Total Stockholders' Equity                         27,201,000       19,006,000

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                                   $108,685,000      $75,392,000
                                                         ============      ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended September 30,
                                                                     2000             1999
                                                                     ----             ----
OPERATING ACTIVITIES
Net Income                                                       $  8,384,000    $  6,550,000
Reconciliation of net income to net cash provided by (used in)
Operating activities:
         Depreciation and Amortization                              1,675,000       1,280,000
         Deferred Taxes                                               334,000        (208,000)
         Amortization of Unearned Compensation                         58,000          50,000

Changes in Operating Assets and Liabilities
           Net of Effects from Acquisitions:
              Deferred Income                                          83,000          70,000
              Other Working Capital Items, Assets                 (33,375,000)    (29,285,000)
              Other Working Capital Items, Liabilities             10,463,000       9,501,000
               Other Assets                                           132,000         167,000
                                                                 ------------    ------------
Net Cash (Used In)
         Operating Activities                                     (12,246,000)    (11,875,000)

INVESTING ACTIVITIES
Capital Expenditures                                                 (992,000)       (756,000)
Cash Paid for Acquisitions, Net of Cash Acquired                   (1,320,000)     (3,766,000)
                                                                 ------------    ------------
Net Cash (Used In) Investing Activities                            (2,312,000)     (4,522,000)

FINANCING ACTIVITIES
Proceeds from Long Term Senior Debt                                      --         3,200,000
Repayment of Subordinated Debt                                     (1,013,000)     (1,046,000)
Proceeds from Line of Credit                                       16,376,000      13,635,000
Repayment of Long Term Senior Debt                                 (1,625,000)       (550,000)
Exercise of Stock Options                                              98,000         110,000
Repurchase of Shares                                                 (324,000)            -0-
                                                                 ------------    ------------
Net Cash Provided by Financing Activities                          13,513,000      15,349,000

Effect of Exchange Rate on Cash Balances                               (21000)        137,000
                                                                 ------------    ------------
(Decrease) Increase in Cash and Cash Equivalents                   (1,067,000)       (911,000)

Cash and Cash Equivalents, Beginning of Period                      1,071,000         995,000
                                                                 ------------    ------------
Cash and Cash Equivalents, End of Period                         $      4,000    $     84,000
                                                                 ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
                  Cash Paid for Interest                         $  3,089,000    $  2,599,000
                                                                 ============    ============
                  Cash Paid for Income Taxes                     $  4,385,000    $  3,067,000
                                                                 ============    ============

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The consolidated financial statements and related notes included herein have been prepared by Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10-Q. All adjustments, including those of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such requirements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for any interim period should not be construed as representative for the year taken as a whole due, among other things, to the seasonality of the Company's business. As a result of this seasonality, the highest quarterly sales, and profits historically occur in the second and third quarters and the lowest sales and profits occur in the first and fourth quarters. Correspondingly, the working capital and bank borrowing amounts, which are highest during the second and third quarters, negatively impact financial ratios when comparing nine month results to prior year end results. Historically, the Company reduces its working capital and borrowing amounts during the fourth quarter favorably impacting financial ratios and comparable analysis.

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

1. Description of Business:

Richton International Corporation ("Richton") is a diversified service company with three operating subsidiaries, Century Supply Corp. ("Century"), CBE Technologies, Inc. ("CBE") and Creative Business Concepts, Inc. ("CBC"), collectively the "Company". Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches serve customers in 35 states mostly in the eastern half of United States and in Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for all of the leading original equipment manufacturers ("OEM") in the irrigation systems field. CBE is headquartered in Boston, Massachusetts, with offices located in New York and Portland, Maine. CBE is a systems integrator providing network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales. CBE's technical certifications include Novell Platinum distributor, Microsoft Channel partner, Banyan Enterprise/Network dealer, Novell authorized Training Center and a Novell Authorized Service Center. CBC is headquartered in Irvine, California and provides essentially the same services to West Coast customers that CBE provides on the East Coast.

2. Acquisitions:

      The Company acquired a small irrigation distributor in Texas during the third quarter.


3. Statements of Cash Flows:

The components of other working capital items and their effects in the Consolidated Statements of Cash Flows are as follows:


                                                            (unaudited)
                                                     Nine Months Ended Sept. 30,
                                                       2000            1999
                                                       ----            ----
Receivables                                        $(19,486,000)   $(20,701,000)
Inventories                                         (13,498,000)     (7,895,000)
Prepaid Expenses                                       (391,000)       (689,000)
                                                   ------------    ------------
Increase in Working Capital Items, Assets          $(33,375,000)   $(29,285,000)
                                                   ============    ============

Accounts Payable                                   $  8,476,000    $  7,164,000
Accrued Liabilities                                   1,988,000       2,337,000
                                                   ------------    ------------
Increase in Working Capital Items, Liabilities     $ 10,463,000    $  9,501,000
                                                   ============    ============

4. Debt and Financing

During the nine months ended September 30, 2000 the company's revolving line of credit increased by $16.6 million to $45.6 million. This higher borrowing supported the $22.9 million net increase in Working Capital (noted above) over the same nine month period. During the same period last year the revolving line increased by $14.3 million to $40.3 million. This increase supported a $19.7 million net increase in Working Capital (noted above). At September 30, 2000, the interest rate on the Revolving Credit was 8.8%, or LIBOR plus 225 basis points. The interest rate on the Term Loan was LIBOR plus 275 basis points (9.4% as of September 30, 2000).

In March 2000, the bank syndication group approved several modifications to the Company's Revolving Credit, Term Loan and Security Agreement (the "Agreement"). These changes included lowering the cost of the unused fee by 25 basis points to 1/8% and provided a lower borrowing rate, (25 basis points), if the Company's leverage ratio is below 2.0 times trailing twelve months EBITDA.-as defined. In addition, the Agreement increased the annual limits on capital expenditures, leases, and common stock repurchases. CBC was added to the Agreement in June, 2000. Prior to that time, CBC's receivables were financed through Duetsche Financial Services ("DFS"). DFS will continue to provide floor planning under $1.5 million irrevocable letters of credit issued by PNC for each of the technology companies.

5. Net Income Per Share:

Net income per common share was calculated as follows:

                                                                              Net Income
                                                    Income        Shares       Per Share
                                                    ------        ------       ---------
                                              For the nine months ended September 30, 2000
                                              --------------------------------------------
                                                               (unaudited)
Basic                                            $8,384,000      3,011,000        $2.78
Effect of dilutive options and warrants               --           381,000          --
Diluted                                          $8,384,000      3,392,000        $2.47


                                                                              Net Income
                                                    Income        Shares       Per Share
                                                    ------        ------       ---------
                                             For the three months ended September 30, 2000
                                             ---------------------------------------------
                                                               (unaudited)

Basic                                            $3,781,000      3,012,000        $1.26
Effect of dilutive options and warrants               --           391,000          --
Diluted                                          $3,781,000      3,403,000        $1.11


                                                                              Net Income
                                                    Income        Shares       Per Share
                                                    ------        ------       ---------
                                              For the nine months ended September 30, 1999
                                              --------------------------------------------
                                                                (unaudited)

Basic                                            $6,550,000      3,021,000        $2.17
Effect of dilutive options and warrants               --           336,000          --
Diluted                                          $6,550,000      3,357,000        $1.95


                                                                              Net Income
                                                    Income        Shares       Per Share
                                                    ------        ------       ---------
                                                For the three months ended Septembe 30, 1999
                                                --------------------------------------------
                                                                (unaudited)

Basic                                            $3,418,000      3,021,000        $1.13
Effect of dilutive options and warrants               --           413,000          --
Diluted                                          $3,418,000      3,434,000        $1.00

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

A summary of the Company's segment information is as follows:


                                 Wholesale      Computer
                                Distribution    Services    Corporate     Total
                                ------------    --------    ---------     -----
September 30, 2000

         Net Sales                 $168.3        $43.9         -0-       $212.2
                                   ======        =====         ===       ======
         Pre-Tax Income (Loss)       12.8          1.3         (.5)        13.6

         Identifiable Assets         84.0         16.6         8.1        108.7

September 30, 1999

         Net Sales                 $142.0        $28.3         -0-       $170.3
                                   ======        =====         ===       ======
         Pre-tax Income (Loss)       10.7          1.3        (1.1)        10.7

         Identifiable Assets         77.0         10.1         6.2         93.3

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

Results of Operations - for the Three and Nine Months ended September 30, 2000

Sales and net income for the three months ended September 30, 2000 were $75.1 million and $3.78 million, respectively or $1.11 per share diluted. For the three months ended September 30, 1999, sales and net income were $65.7 million and $3.42 million, respectively or $1.00 per share. As has been previously stated, the quarterly sales and profits are not representative of the other quarters of the year due to seasonality of the company's principal business.

Sales and net income for the nine months ended September 30, 2000 were $212.2 million and $8.38 million, respectively or $2.47 per share diluted. For the nine months ended September 30, 1999, sales and net income were $170.3 million and $6.55 million, respectively or $1.95 per share.

Although Century's sales and profits for the third quarter and nine months were higher, approximately 6% and 12% above year earlier amounts, respectively they were unfavorable affected by the cool and wet weather in the upper Mid-West and Northeast. However, those shortfalls were more than offset by the continuing opening of additional branches including some in areas not before covered, as well as, the robust growth in the Southeast where there was more favorable weather.

The Technology Group reported increased revenues - up 68% and 55%, respectively
- over the same three and nine months last year. However, operating profits as compared to the same periods in 1999 were about the same. The higher revenue is due principally to the acquisition of CAI in October 1999. The lower profit margins are attributed to product mix of increase in product sales without the corresponding increase in service business.

Gross profit for the three and nine months ended September 30, 2000 was $21.3 million or 28.3 % of sales and $57.5 million or 27.1% of sales, respectively. For the three and nine months ended September 30, 1999 gross profit was $19.4 million or 29.4% of sales and $49.2 million or 28.9% of sales, respectively. The lower gross profit as a percentage of sales for the periods ended September 30, 2000 when compared to the corresponding periods in 1999, is due principally to geographic, product and service mix.

Selling, general and administrative expenses for the three and nine months ended September 30, 2000 were $14.4 million and $41.8 million, respectively, compared to $13.1 million and $36.8 million, respectively, for the three and nine months ended Sept. 30, 1999. The higher level of expenses in the current year is due to the higher number of operating branches at Century and the inclusion of CAI, which was acquired in October, 1999.

Interest expense - net, for the three and nine months ended September 30, 2000 was $0.8 million and $2.1 million, respectively, compared to $0.6 million and $1.7 million, respectively, for the three and nine months ended September 30, 1999. The higher interest cost is principally due to a higher interest rate and higher levels of borrowing related to acquisitions made last year and to higher working capital requirements.

The provision for Federal, State and foreign income taxes as a percentage of pre-tax income for the nine month period ended Sept. 30, 2000, and 1999 were 38.4% and 38.7% respectively.

As a result of the foregoing, the net income for the three and nine months ended September 30, 2000 was $3.78 million or $1.11 per share diluted and $8.38 million or $2.47 per share diluted, respectively, compared to $3.42 million or $1.00 per share diluted and $6.55 million or $1.95 per share diluted, respectively, for the three and nine months ended September 30, 1999.

Financial Condition:

The Company's principal source of funding is through its Revolving line of credit. During the nine months ended September 30, 2000 the Company's net cash used in operations was $12.25 million. This amount was totally financed by the Company's line of credit-net of repayments of term and subordinated borrowings, which increased $13.5 million. The higher receivable and inventory balances at September 30, 2000 compared to those balances at December 31, 1999 are due to the higher sales during the respective quarters immediately preceding the end of each period. Thus, the growth in these assets over the prior December 31 should be viewed in perspective to the December 31 quarters sales. In both the September 30, 2000 and September 30, 1999, the respective quarterly sales exceed the December 31 quarters sales by 156% and 205 %, respectively. The measures of the currency of account receivable and inventory is the day's sales outstanding and inventory turnover, respectively. At September 30, 2000 days sales outstanding improved over the comparable period last year. However, inventory turnover is slightly lower as compared to last year. The lower inventory turnover is due principally to Century taking advantage of vendor end of year buying programs.

For the nine months ended September 30, 1999 the Company's net cash used in operations was $11.9 million. Correspondingly, the company's net cash provided by financing activities during this period was $15.3 million. The balance of this funding, $3.4 million, was used to acquire other companies.

During the first half of 2000, the bank syndication group approved several modifications to the Company's Revolving Credit, Term Loan and Security Agreement.(the "Agreement") These changes included lowering the cost of the unused fee by 25 basis points to 1/8% and providing a lower borrowing rate (25 basis points) if the Company's leverage ratio - as defined- is below 2.0. In addition, the Agreement increased the annual limits on capital expenditures, leases, and common stock repurchases. CBC, was added to the Agreement in June, 2000. Prior to that, CBC's receivables were financed through Duetsche Financial Services ("DFS"). DFS, which also finances floor planning, for both CBC and CBE will continue to provide floor planning under separate $1.5 irrevocable letters of credit for each Company issued by P.N.C. in favor of DFS.

The Company has undertaken a stock repurchase program, authorizing the purchase of up to $1 million of its shares. Such purchases will be made from time to time on the open market. The program may be terminated at any time and thus there can be no assurance that such program will be completed. Through September 30, 2000 the Company acquired 22,300 shares of its Common Stock for $324,000.

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


                                    RICHTON INTERNATIONAL CORPORATION
                                              (Registrant)


                                    ----------------------------------
                                    Cornelius F. Griffin
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

DATE: November   , 2000
New York, New York