Form 10-K
period 2000-12-31
RICHTON INTERNATIONAL CORP
filed 2001-04-02
CIK 83877

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

For the year ended December 31, 2000                Commission File No. 0-12361

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

Issuer's telephone number ....................................... (212) 751-1445

    Securities registered under            Name of Exchange on which Registered:
Section 12(b) of the Exchange Act:

    Common Stock, par value $.10                   American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

            Series A Preferred Stock, par value $1.00. Purchase Right

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_x_ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

         Aggregate market value at March 1, 2001 amounted to $41,500,000

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.10, 3,605,000 shares at March 1, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual stockholders report for the year ended December 31, 2000 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held during 2001 are incorporated by reference into Part III.
================================================================================

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART 1

Item 1      Business ......................................................  1

Item 2      Properties ....................................................  4

Item 3      Legal Proceedings .............................................  4

Item 4      Submission of Matters to a Vote of
              Security Holders ............................................  4

PART II

Item 5      Market for Registrant's Common Equity and
              Related Stockholder Matters .................................  5

Item 6      Selected Consolidated Financial Data ..........................  5

Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................  6

Item 7a     Quantitative & Qualitative Disclosures about Market Risk ......  7

Item 8      Financial Statements and Index to Financial Statements ........  8

Item 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .........................  8

PART III

Item 10     Directors and Executive Officers of Registrant ................  9

Item 11     Executive Compensation ........................................  9

Item 12     Security Ownership of Certain Beneficial Owners
              and Management ..............................................  9

Item 13     Certain Relationships and Related Transactions ................  9

PART IV

Item 14     Exhibits, Financial Statements and Reports on Form 8-K ........  9

Signatures ................................................................ 13

                                     PART I

Item 1. Business

      This report contains forward-looking statements. The matters expressed in such statements are subject to numerous uncertainties and risks including, but not limited to, general economic and climactic conditions in the markets in which Richton and its subsidiaries operate, fluctuation in demand for the products and services offered by these subsidiaries, and current expectations of the Company or its management. Should one or more of those uncertainties or risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described as forward-looking statements. The Company does not intend to update those forward-looking statements.

      Richton International Corporation (the "Company" or "Richton") is a diversified service company with three operating subsidiaries, Century Supply Corp. ("Century"), CBE Technologies, Inc. ("CBE") and Creative Business Concepts, Inc. ("CBC"). On January 16, 2001, the Company announced that it had received unsolicited interest in acquiring the Company. The Board of Directors and management are reviewing various options with respect to such inquiries. There is no assurance that any action will be taken. The Company is continuing its deliberation on this subject.

      Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment, headquartered in Madison Heights, Michigan. Its branches serve customers in 35 States and in Ontario, Canada. During 2000, Century acquired several distributors in Texas, Pennsylvania and Massachusetts and opened several additional branches in existing markets. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors and Century is a leading distributor of irrigation equipment in the geographic areas it serves. Century is currently a distributor for the principal original equipment manufacturers ("OEM") of turf irrigation equipment in the United States.

      Century's primary customers are irrigation and landscape contractors who install irrigation systems for commercial, residential and golf course watering systems. Approximately 86% of revenues are derived from irrigation products, with the remaining 14 % from lighting and fountains. Century represents more than 60 suppliers and provides a complete product line to approximately 21,000 customers through 150 branches.

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

      Century's operations constitute a material portion of Richton's business. Although Century has a history of operating profitably, its business is impacted by both the economic and climactic conditions in the geographic areas where its branches are located. Since irrigation and landscape contractors are Century's primary customers, business is best when commercial and residential construction is strong and general economic conditions and consumer confidence are favorable. Weather is also a significant non-controllable element affecting Century's business. Business is better during warm dry periods, especially in spring and early summer months and when general construction is strong. Climactic factors that can adversely affect Century principally relate to above-average rainfall during the primary selling season or other unusual weather-related conditions. Century's geographic diversity makes it much less susceptible to weather than many of its competitors who operate in a more limited geographic area. Century has mitigated some of the impact of both economic and climactic conditions by pursuing an aggressive growth program. By opening or acquiring branches (see Competition) in new areas and continuing to grow its business in existing markets, Century has created both geographic diversity and consistent growth. Even so, seasonality causes a significant disparity in quarterly sales and results.

      CBE is headquartered in Boston, Massachusetts with offices in New York, New York and Portland, Maine and is a systems integrator providing network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales.

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

      CBC is headquartered in Irvine, California and was acquired by Richton in February 1999. CBE's Costa Mesa, California branch was merged into CBC in March 1999. CBC essentially performs the same services for its customers that CBE does for their customers.

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

      During the period of Richton ownership, Century has grown from $43 million in sales in 1993 to more than $201 million in sales in 2000. Since Century has a sophisticated computer system supporting its branch operations and most of its administrative functions are centralized, Century has been able to achieve significant benefits as a result of consolidation and growth.

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

Employee Relations

      At December 31, 2000, the Company employed approximately 750 full-time employees. None of these employees are covered by a collective bargaining agreement.

      The Company considers its people to be one of its greatest assets and provides training courses on sales, product features and benefits, management skills, and communication. This has created an effective, knowledgeable and self-motivated work force with a strong focus on customer service.

Working Capital

      Century's business is seasonal principally due to the fact that irrigation systems are normally installed during warm weather and a majority of Century's branches are located in the Eastern half of the United States. As a result, Century's monthly and quarterly sales, operating results and working capital requirements fluctuate significantly. Century relies on short-term borrowing to finance its working capital needs. Century seeks to maintain a level of borrowing of approximately $25 million which is normally achieved during the latter part of December through much of the first quarter. Beginning in April, borrowing requirements expand. By July, short-term borrowings will increase to approximately $45 million, consistent with working capital growth and operating requirements. Subsequent to then, receivable balances are liquidated, releasing substantial amounts of cash that may be used to reduce short-term borrowing. (See Note 7 of Notes to Consolidated Financial Statements for a description of the Company's Revolving Credit facility.)

      At December 31, 2000, working capital increased approximately $5.6 million to $15.4 million from $9.8 million in the prior year. This increase was attributed primarily to higher inventories and receivables resulting from increased sales and acquisitions and to a buying program offered by one of Century's principal suppliers.

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

      During 1999, Century acquired, for $ 2.6 million, seven different distributor operations in six different markets: New York, Michigan, Oregon, Kentucky, Missouri and South Carolina. The purchases were made for cash generated from its working capital line and subordinated debt. These acquisitions were accounted for as purchases and the Company recognized $1.6 million of goodwill and other intangibles in these transactions. Century also opened seventeen new branches in existing and new markets.

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

      On June 30, 2000, Century acquired all the outstanding common stock of a distributor in Arlington, Texas. The aggregate purchase price of this acquisition was $2.0 million, including the recording of goodwill and intangible assets of $.8 million. In addition, the Company acquired assets of two other distributors in Pennsylvania and Massachusetts. The aggregate purchase price of these acquisitions were $.4 million, including the recording of goodwill and intangible assets of $85,000.

Liquidity

      Our net worth of the Company as of December 31, 2000 has increased to $27.8 million from $19.0 at December 31, 1999. During 2000, the Company negotiated several modifications to it's existing $67.5 million, five year Revolving Credit, Term Loan and Security Agreement ("the Agreement") that expires in 2004, with PNC Business Credit ("PNC"). The Agreement provides for a $60.0 million Revolving Credit facility and a $7.5 million five year Term Loan - now reduced to $4.25 million. Loans under this agreement are secured by accounts receivable, inventory and fixed assets of Century, CBC and CBE. The Revolving Credit loans carry an interest rate based upon LIBOR plus 250 basis points if the Company's leverage ratio is in excess of 2.5 times trailing twelve month EBITDA, as defined, or LIBOR plus 225 basis points if the leverage ratio is lower than 2.5 times trailing twelve month EBITDA, as defined. The modifications include a lower applicable margin ( as defined) of 225 and 200 basis points when the leverage ratio is lower than 2.50 or 2.00, respectively. In addition, certain other restrictive provisions were moderated. The Company also has a prime rate option. At December 31, 2000, the interest rate was 8.9%, or LIBOR plus 225 basis points. Although the Company believes it will continue to generate cash and have sufficient credit available to liquidate its term and subordinated debt as it becomes due, and make acquisitions, there is no assurance, given the degree of leverage, the seasonality of its principal business and the strong construction economy that existed during much of 2000, that it can continue to do so in the future.

ITEM 2. Properties

      Richton's executive offices at 767 Fifth Avenue, New York, New York, are subject to a five-year lease, which expires in 2003. Century's principal offices are in Madison Heights, Michigan, under a lease that expires in October, 2005. In addition, Century leases warehouse and sales space in its other branches. The aggregate of such leased space is approximately 617,000 square feet. Expiration dates extend to October 2010. Three of these facilities are leased from the former owner of Century under a lease agreement which approximates current market value. These leases expire beginning in October 2005. One facility is leased from a partnership which includes the President of Century. The lease, which is currently on an annual basis, approximates current market value. In addition, during 1997 Century acquired a 10,000 square foot facility in Sarasota, Florida which it had previously leased. In 1998, Century acquired a 3,000 square foot facility in Saginaw, Michigan which it had previously leased. Pursuant to the Texas acquisition noted above Century acquired 3,000 square feet of warehouse space in Forth Worth, Texas. CBE's principal offices are located in Boston, Massachusetts. This office is leased under an agreement, which expires in June 2001. CBE leases approximately 10,000 square feet of additional office space at its other locations. CBC leases approximately 25,000 square feet of office space in Irvine, California. This lease expires in February 2002. Richton believes that its properties are adequately equipped, maintained and suited to the purposes for which they are used.

ITEM 3. Legal Proceedings

      In the opinion of management, there are no material pending legal proceedings to which the Company is a party.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2000.

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

                                    2000                  1999
                             ---------------         --------------
     Calendar Quarter        High        Low         High        Low
     ----------------        ----        ---         ----        ---
First ...............       $16.56     $13.687     $141 3/16   $  8 5/8
Second ..............        20.625     14.4375      14          11 1/2
Third ...............        21.5       18.5         17 1/4      12 1/4
Fourth ..............        22.5       17.0         17 5/16    121 1/16

      (b) Approximate Number of Equity Stockholders:

                                                        Approximate Number
                                                         of Record Holders
               Title of Class                          at February 28, 2001
               --------------                          --------------------
        Common Stock, $ .10 par value                           456

      (c) Dividends:

      The Company paid no cash dividends in 2000, 1999, or 1998. The Company's financing arrangements preclude the distribution of dividends.

ITEM 6. Selected Consolidated Financial Data

      The  following  data has been  derived  from  the  Consolidated  Financial
Statements of the Company and should be read in conjunction with those statements, and the notes related thereto, which are included in this report.

                              SUMMARY OF OPERATIONS
            (In thousands, except percentages and per share amounts)

                                                      December 31
                               ---------------------------------------------------------
                                  2000      1999(a)      1998         1997       1996
                                  ----      -------      ----         ----       ----
Net Sales ..................   $260,569    $218,176    $147,899    $106,523    $ 87,750
Gross Profit percentage ....         27%         29%         28%         28%         28%
Income from Operations .....     15,995      14,238       7,582       5,505       3,832
Interest expense, net ......      2,823       2,313       1,604       1,334       1,216
Net Income .................      8,510       7,155       3,532       2,290       1,766
Net Income per diluted share   $   2.47    $   2.12    $   1.06    $   0.68    $   0.54

                               FINANCIAL POSITION
                          (In thousands, except ratios)

                                                December 31
                           -----------------------------------------------------
                               2000     1999(a)     1998       1997       1996
                           -----------------------------------------------------
Total Assets ............    $91,752    $75,392    $57,493    $41,632    $32,374
Long-term Debt ..........      2,224      5,020      4,639      5,591      6,986
Working Capital .........     15,400      9,831      6,535      7,372      5,610
Current ratio ...........  1.25 to 1  1.19 to 1  1.16 to 1  1.27 to 1  1.31 to 1

      See notes to Selected Consolidated Financial Data:

      Note (a) --The Company acquired CBC effective January 1, 1999; CAI effective October 15, 1999.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read along with the Consolidated Financial Statements and Notes thereto on pages F-2 through F-13.

      This report contains forward-looking statements. The matters expressed in such statements are subject to numerous uncertainties and risks including, but not limited to, general economic and climactic conditions in the markets in which Richton and its subsidiaries operate, fluctuation in demand for the products and services offered by these subsidiaries, and current expectations of the Company or its management. Should one or more of those uncertainties or risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described as forward-looking statements. The Company does not intend to update those forward-looking statements.

RESULTS OF OPERATIONS

2000 Compared with 1999

      Sales for the year ended December 31, 2000 were $260.6 million, an increase of $42.4 million or approximately 19.4% over the 1999 amount of $218.2 million. Century contributed $25.8 million of this increase for a year over year increase of 14.7%. Century's growth in 2000 was due to geographical expansion and full year inclusion relating to acquisitions made during 1999 and to continued expansion of its branch network, which has now expanded to approximately 150 branches. Richton's Technology group, has increased sales by 38.5%, to $59.4 million from the $42.9 million. All of the Technology Group's growth is due to increased sales of product relating to the acquisition of CAI in later part of 1999 rather than service.

      Gross profit for the year ended December 31, 2000 was $71.6 million, an increase of $7.7 million or approximately 12.1% over the 1999 amount of $63.8 million. This increase is due primarily to the higher sales noted above. The overall gross profit percentage decreased to 27.5 % from 29.2% in 1999 due to the product mix related to the growth in the Technology Group's sales.

      Selling, general and administrative expenses for the year ended December 31, 2000 increased $6.0 million or 12.1% to $55.6 million from $49.6 million for the year ended December 31, 1999. As a percentage of sales, these costs are 21.3% and 22.7% of sales in 2000 and 1999, respectively. The full year effect of the geographical expansion resulting from acquisitions made during 1999 noted above accounted for a major portion of this increase.

      Interest expense, net for the year ended December 31, 2000 increased $.5 million to $2.8 million. This increase reflects the increased borrowings under the line of credit incurred to support the higher working capital requirements and to moderately higher interest rates due principally to the tightening credit markets for short-term borrowings.

      For the year ended December 31, 2000, the federal, state and foreign income tax provision was $4.7 million, and 35 % of pre-tax income, compared with $4.8 million and 40%, respectively for 1999. The decline in the effective tax rate is due to the reversal of tax reserves of approximately $.4 million relating to closed years. The higher taxes are due to higher pretax income in 2000 as compared with 1999.

      As a result of the foregoing, net income for the year ended December 31, 2000 was $8.51 million or $2.47 per share-diluted. This compares with $7.16 million or $2.12 per share-diluted reported for the year ended December 31, 1999. The higher net income is due principally to increased sales levels as a result of both acquisitions and internal growth.

1999 Compared with 1998

      Sales for the year ended December 31, 1999 were $218.2 million, an increase of $70.3 million or approximately 47.5% over the 1998 amount of $147.9 million. Century contributed $50.3 million of this increase due largely to favorable economic and weather conditions in most of its market areas and due to geographical expansion relating to acquisitions made during 1998, the acquisitions made in early 1999 and continued growth from past acquisitions and branch openings.. Richton's Technology Group has increased sales by 87.3%, to $42.9 million from the $22.9 million represented solely by CBE in 1998. This Group currently includes CBE, CAI (purchased in October, 1999) and CBC (acquired effective January, 1999 with 1999 sales of $15.5 million).

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

Liquidity and Capital Resources

      The Company's financial condition continues to improve. Net worth as of December 31, 2000 has increased to $ 27.8 million from $19.0 at December 31, 1999. The Company's long-term debt, including the current portion was $ 5.2 million at December 31, 2000, a decrease of $3.1 million from December 31, 1999. In addition, amounts due under lines of credit totaled $ 34.1 million as of December 31, 2000 compared with $ 29.0 million as of December 31, 1999. The increases in borrowings are primarily due to the higher working capital needs in both businesses. Cash flow from operations was $ 3.1 million in 2000, which compares with $3.4 million in 1999 and $1.3 million used in operations in 1998. The Company was thus, able to fund it's subordinated debt repayment of $3.4 million and acquire new businesses (See Item 1 -- Business Acquisitions) and make capital improvements of $1.3 million each by increasing its debt by only $
3.4 million.

      The Company continues to rely on short-term borrowings to finance its working capital. During the first quarter of each year, Century's working capital requirements are at a low point with short-term borrowings of $38.0. During the second quarter, working capital requirements begin to expand and by July of each year, the amount necessary to carry the working capital expands to approximately $45.0 million. From July through the remainder of the year, receivable balances are liquidated, releasing substantial amounts of cash that may be used to reduce short-term debt. By December 31, 2000, working capital increased approximately $5.6 million to $ 15.4 million from $ 9.8 million in 1999. This increase was attributed primarily to lower short-term debt in relation to other working capital items to the working capital. Net worth to total capitalization improved to 44% at December 31, 2000 from 34% as of a year earlier.

      It is expected that the Company will continue to rely on short-term borrowings to fund its future growth, which may increase the Company's leverage. At January 1, 2001, the Company has sufficient credit facilities and cash flow to meet its obligations as they come due over the next twelve months. Although the Company believes it will continue to generate cash and have sufficient credit available to liquidate its term and subordinated debt as it becomes due, and make acquisitions, there is no assurance, given the degree of leverage, the seasonality of its principal business and the strong construction economy that existed during much of 2000, that it can continue to do so in the future.

ITEM 7a. Quantitative & Qualitative Disclosures about Market Risk

      The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

ITEM 8. Financial Statements and Index to Financial Statements

                                                                           Page
                    Description                                           Number
                    -----------                                           ------
Report of Independent Public Accountants ...............................   F-1

Consolidated Balance Sheets at December 31, 2000
   and December 31, 1999 ...............................................   F-2

Consolidated Statements of Income for the three years ended
   December 31, 2000 ...................................................   F-3

Consolidated Statements of Stockholders' Equity for the
   three years ended December 31, 2000 .................................   F-4

Consolidated Statements of Cash Flows for the three years ended
   December 31, 2000 ...................................................   F-5

Notes to Consolidated Financial Statements .............................   F-6

Financial Statement Schedule
   Schedule II - Valuation and Qualifying Accounts for years ended
   December 2000, 1999, 1998 ...........................................   S-1

Richton International Corporation

      Quarterly analysis of sales, operating margin, net income and earnings per share (unaudited)

                                            Gross          Pre-tax         Net         Earnings (loss)
                             Sales         Profit $     Profit (Loss)  Income (Loss)  Per Share-diluted
                          ------------   -----------    -------------  -------------  -----------------
1st Qtr.      2000        $ 43,369,000   $10,457,000    $(1,852,000)   $(1,156,000)        $(0.34)
              1999          29,385,000     7,576,000     (2,322,000)    (1,442,000)         (0.43)

2nd Qtr.      2000          93,683,000    25,778,000      9,423,000      5,763,000           1.70
              1999          75,182,000    22,298,000      7,427,000      4,574,000           1.34

3rd Qtr.      2000          75,137,000    21,300,000      6,043,000      3,777,000           1.11
              1999          65,748,000    19,357,000      5,578,000      3,418,000           1.00

4th Qtr.      2000          48,380,000    14,013,000       (442,000)       126,000           0.04
              1999          47,861,000    14,578,000      1,242,000        605,000           0.18
                          ------------   -----------    -----------    -----------         ------

Year          2000         260,569,000    71,548,000     13,172,000      8,510,000           2.47
              1999        $218,176,000   $63,809,000    $11,925,000    $ 7,155,000         $ 2.12

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

ITEM 10. Directors and Executive Officers of Registrant

      Identification of the executive officers:

        Name              Age       Positions and Offices          Officer Since
        ----              ---       ---------------------          -------------
Fred R. Sullivan .......  86     Director, Chairman of the Board       1989
                                  & President
Cornelius F. Griffin ...  61     Vice President & Chief                1985
                                  Financial Officer
Marshall E. Bernstein ..  63     Secretary                             1985

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

      The business experience of the executive officers is:

      Fred R. Sullivan -- Director, Chairman of the Board, Chief Executive Officer and President for more than five years.

      Cornelius F. Griffin -- Vice President & Chief Financial Officer for more than five years.

      Marshall E. Bernstein -- For more than five years a Member of the law firm of Robinson, Brog, Leinwand, Greene, Genovese & Gluck P.C. and predecessor.

ITEM 11. Executive Compensation

      The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2000.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2000.

ITEM 13. Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2000.

                                     PART IV

ITEM 14. Exhibits, Financial Statements and Reports on Form 8-K

      (a)(1) (2) The list of financial statements and financial statement schedules by this item are included in Item 8 on page 8.

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

                      Incorporated by reference to Exhibit 2.3 to Registrant's Current report on Form 10-K for December 31,1999

            2.4   --  Agreement  for the  Purchase of Assets  dated  October 27,
                      1999 by and among CBE Technologies, Inc. (the "Buyer"), Corporate Access Inc., and Condor Technology Solutions, Inc. (the "Seller")

                      Incorporated by reference to Exhibit 2.4 to Registrant's Current report on Form 10-K for December 31, 1999

      (3) Exhibits

            3.1   --  Restated   Certificate   of   Incorporation   of   Richton
                      International Corporation

                      Incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

            3.2   --  By laws of Richton International Corporation

                      Incorporated by reference to Exhibit 99.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

      (4) Exhibits

            4.1   --  Stock Certificate (Specimen)

                      Incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

      (10)Exhibits--  Material contracts

            10.1  --  2000 Long-Term Incentive Plan

            10.2  --  Revolving Credit,  Term Loan and Security  Agreement dated as of May 17, 1999 among RICHTON INTERNATIONAL CORPORATION, CENTURY SUPPLY CORP., CBE TECHNOLOGIES, INC., the financial institutions which are now or which hereafter become a party hereto and PNC BANK NATIONAL ASSOCIATION.

                      Incorporated by reference to Exhibit 10.4 to Registrant's Current report on Form 10-K for December 31, 1999

            10.3  --  AMENDMENT  TO  REVOLVING  CREDIT,  TERM LOAN AND  SECURITY
                      AGREEMENT is made as of July 9, 1999 among RICHTON INTERNATIONAL CORPORATION, CENTURY SUPPLY CORP., AND CBE TECHNOLOGIES, INC., and PNC BANK, NATIONAL ASSOCIATION

                      Incorporated by reference to Exhibit 10.5 to Registrant's Current report on Form 10-K for December 31, 1999

            10.4  --  SECOND  AMENDMENT  TO  REVOLVING  CREDIT,  TERM  LOAN  AND
                      SECURITY AGREEMENT is made as of October 27, 1999, among RICHTON INTERNATIONAL CORPORATION, CENTURY SUPPLY CORP., and CBE TECHNOLOGIES, INC., and PNC BANK, NATIONAL ASSOCIATION

                      Incorporated by reference to Exhibit 10.6 to Registrant's Current report on Form 10-K for December 31, 1999

            10.5  --  THIRD  AMENDMENT  TO  REVOLVING  CREDIT,   TERM  LOAN  AND
                      SECURITY  AGREEMENT  is  made as of May  30,  2000,  among
                      RICHTON INTERNATIONAL  CORPORATION,  CENTURY SUPPLY CORP.,
                      and  CBE  TECHNOLOGIES,   INC.,  and  PNC  BANK,  NATIONAL
                      ASSOCIATION

            10.6  --  GUARANTY dated as of May 17, 1999 this  "Guaranty" made by
                      RICHTON HOLDING CORP., in favor of PNC BANK, NATIONAL ASSOCIATION, as Agent for the Lenders (as defined below), and the Lender

                      Incorporated by reference to Exhibit 10.7 to Registrant's Current report on Form 10-K for December 31, 1999

            10.7  --  Series A  Warrant  to  Purchase  236,250  shares of Common
                      Stock of Richton International Corporation

                      Incorporated by reference to Exhibit 28.9 to Registrant's Current report on Form 8K for January 5, 1994

            10.8  --  Subordinated  Note issued by Richton  International  Corp.
                      dated October 26, 1993 to Mr. Fred R. Sullivan in the principal amount of $1,181,250

                      Incorporated by reference to Exhibit 28.10 to Registrant's Current report on Form 8K for January 5, 1994

      (11)Exhibit

            11.1  --  Calculation of earnings per share

                      Incorporated by reference to Footnote 11 to Notes to Consolidated Financial Statements of Registrant's Annual Report on Form 10- K for the year ended December 31, 1998

      (21)Exhibits--  Subsidiaries of the Registrant

      (99)Exhibits--  Other

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

                                       RICHTON INTERNATIONAL CORPORATION
                                                         (Registrant)

                              By:        /s/  Fred R. Sullivan
                                  --------------------------------------------
                                                Fred R. Sullivan
                                           Chairman of the Board and
                                            Chief Executive Officer
                                          (Principal Executive Officer)

Date: March 27, 2001

                              By:        /s/  Cornelius F. Griffin
                                  --------------------------------------------
                                              Cornelius F. Griffin
                                               Vice President and
                                            Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                    Signature                                    Title                              Date
                    ---------                                    -----                              -----

   /s/          Fred R. Sullivan                       Chairman of the Board and                  March 27, 2001
        ----------------------------------               Chief Executive Officer
                Fred R. Sullivan                         (Principal Executive Officer)

   /s/        Cornelius F. Griffin                     Vice President and Chief                   March 27, 2001
        ----------------------------------               Financial Officer (Principal
              Cornelius F. Griffin                       Financial and Accounting Officer)

   /s/        Norman E. Alexander                      Director                                   March 27, 2001
        ----------------------------------
              Norman E. Alexander

   /s/         Donald A. McMahon                       Director                                   March 27, 2001
        ----------------------------------
               Donald A. McMahon

   /s/          Thomas J. Hilb                         Director                                   March 27, 2001
        ----------------------------------
                Thomas J. Hilb

   /s/          Stanley J. Leifer                      Director                                   March 27, 2001
        ----------------------------------
                Stanley J. Leifer

   /s/         Richard P. Barnitt                      Director                                   March 27, 2001
        ----------------------------------
               Richard P. Barnitt

                    Report of Independent Public Accountants

To Richton International Corporation and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Richton International Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richton International Corporation and subsidiaries, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial  statements  is  presented  for the  purpose  of  complying  with  the
Securities  and  Exchange  Commission's  rules  and is  not  part  of the  basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     ARTHUR ANDERSEN LLP

                                                   /s/ Arthur Andersen LLP

Roseland, New Jersey
February 24, 2001

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            December 31,
                                                                   -----------------------------
                                                                        2000            1999
                                                                        ----            ----
Current Assets:
    Cash and Cash Equivalents ..................................   $  2,609,000    $  1,071,000
    Notes and Accounts Receivable, net of allowance for doubtful
      accounts of $2,639,000 in 2000 and $2,264,000 in 1999 ....     42,005,000      33,312,000
    Inventories, net ...........................................     29,790,000      24,012,000
    Prepaid Expenses and Other Current Assets ..................      1,455,000       1,413,000
    Deferred Taxes .............................................      1,271,000       1,389,000
                                                                   ------------    ------------
      Total Current Assets .....................................     77,130,000      61,197,000

    Property, Plant and Equipment ..............................      6,254,000       4,908,000
    Less: Accumulated Depreciation and Amortization ............     (2,727,000)     (2,018,000)
                                                                      3,527,000       2,890,000
Other Assets:
    Deferred Taxes .............................................      1,027,000         869,000
    Goodwill ...................................................      7,732,000       7,793,000
    Other Intangibles ..........................................      2,036,000       2,301,000
                                                                   ------------    ------------
    Other ......................................................        300,000         342,000
TOTAL ASSETS ...................................................   $ 91,752,000    $ 75,392,000

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
    Current Portion of Long-Term Debt ..........................   $  2,951,000    $  3,252,000
    Revolving Credit ...........................................     34,142,000      29,008,000
    Accounts Payable ...........................................     14,346,000      10,056,000
    Accrued Liabilities ........................................      6,990,000       6,346,000
    Deferred Income ............................................      3,301,000       2,704,000
                                                                   ------------    ------------
        Total Current Liabilities ..............................     61,730,000      51,366,000

Non-current Liabilities
    Long-Term Debt .............................................      2,224,000       5,020,000
Commitments
Stockholders' Equity
    Preferred Stock, $1.00 par value; authorized
      500,000 shares; none issued ..............................             --              --
    Common Stock, $.10 par value; authorized
      6,000,000 shares; issued 3,605,442 shares at
      December 31, 2000 and 3,303,692 shares at
      December 31, 1999 ........................................        362,000         331,000
    Additional Paid-In Capital .................................     18,931,000      18,430,000
    Retained Earnings ..........................................     10,969,000       2,459,000
    Treasury Stock (319,000 and 297,000 shares at
      cost, respectively) ......................................     (2,249,000)     (1,925,000)
    Cumulative Translation Adjustment ..........................        (11,000)         11,000
    Unearned Compensation ......................................       (204,000)       (300,000)
                                                                   ------------    ------------
        Total Stockholders' Equity .............................     27,798,000      19,006,000
                                                                   ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .......................   $ 91,752,000    $ 75,392,000
                                                                   ============    ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Year ended December 31,
                                                 ------------------------------------------------
                                                       2000             1999             1998
                                                       ----             ----             ----
Net sales ....................................   $ 260,569,000    $ 218,176,000    $ 147,899,000
Cost of sales ................................     189,021,000      154,367,000      107,138,000
                                                 -------------    -------------    -------------
      Gross profit ...........................      71,548,000       63,809,000       40,761,000
Selling, general & administrative expenses ...      55,553,000       49,571,000       33,179,000
                                                 -------------    -------------    -------------
      Income from operations .................      15,995,000       14,238,000        7,582,000
Interest income ..............................      (1,401,000)      (1,115,000)        (659,000)
Interest expense .............................       4,224,000        3,428,000        2,263,000
                                                 -------------    -------------    -------------
      Income before provision for income taxes      13,172,000       11,925,000        5,978,000
Provision for income taxes ...................       4,662,000        4,770,000        2,446,000
                                                 -------------    -------------    -------------
      Net income .............................   $   8,510,000    $   7,155,000    $   3,532,000
                                                 =============    =============    =============
Net income per common share:
      Basic ..................................   $        2.76    $        2.39    $        1.22
                                                 =============    =============    =============
      Diluted ................................   $        2.47    $        2.12    $        1.06
                                                 =============    =============    =============
Weighted average common shares outstanding:
      Basic ..................................       3,080,000        2,997,000        2,905,000
                                                 =============    =============    =============
      Diluted ................................       3,440,000        3,378,000        3,318,000
                                                 =============    =============    =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF StockHOLDERS' EQUITY

                                                  Additional    Retained                     Cumulative                   Total
                            Common     Common      Paid-in      Earnings       Treasury     Translation   Unearned     Stockholders'
                            shares     stock       Capital      (Deficit)       Stock       Adjustment   Compensation     Equity
                            ------     ------     ----------    ---------      --------     -----------  ------------  -------------
Balance at
   December 31, 1997 ...  3,086,692   $309,000   $17,654,000   $(8,228,000)  $  (415,000)   $      --    $      --     $ 9,320,000
Net Income .............         --         --            --     3,532,000            --           --           --       3,532,000
Issuance of restricted
   Common Stock -
     Unearned
     Compensation ......     20,000      2,000       168,000            --            --           --     (170,000)             --
Purchase of 127,000
   Common Shares .......         --         --            --            --    (1,015,000)          --           --      (1,015,000)
Exercise of Stock
   Options .............    110,000     11,000       191,000            --            --           --           --         202,000
Translation
   Adjustment ..........         --         --            --            --            --     (130,000)          --        (130,000)
                          ---------   --------   -----------   -----------   -----------    ---------    ---------     -----------
Balance at
   December 31, 1998 ...  3,216,692    322,000    18,013,000    (4,696,000)   (1,430,000)    (130,000)    (170,000)     11,909,000
Net Income .............         --         --            --     7,155,000            --           --           --       7,155,000
Issuance of restricted
   Common Stock -
     Unearned
     Compensation ......     20,000      2,000       278,000            --            --           --     (280,000)             --
Amortization of
   Unearned
   Compensation ........         --         --            --            --            --           --      150,000         150,000
Purchase of 30,000
   Common Shares .......         --         --            --            --      (495,000)          --           --        (495,000)
Exercise of Stock
   Options .............     67,000      7,000       139,000            --            --           --           --         146,000
Translation
   Adjustment ..........         --         --            --            --            --      141,000           --         141,000
                          ---------   --------   -----------   -----------   -----------    ---------    ---------     -----------
Balance at
   December 31, 1999 ...  3,303,692    331,000    18,430,000     2,459,000    (1,925,000)      11,000     (300,000)     19,006,000
Net Income .............         --         --            --     8,510,000            --           --           --       8,510,000
Amortization of
   Unearned
   Compensation ........         --         --            --            --            --           --       96,000          96,000
Purchase of 22,000
   Common Shares .......         --         --            --            --      (324,000)          --           --        (324,000)
Exercise of Stock
   Options .............     65,500      7,000       200,000            --            --           --           --         207,000
Exercise of Warrants ...    236,250     24,000       301,000            --            --           --           --         325,000
Translation Adjustment .         --         --            --            --            --      (22,000)          --         (22,000)
                          ---------   --------   -----------   -----------   -----------    ---------    ---------     -----------
Balance at
   December 31, 2000 ...  3,605,442   $362,000   $18,931,000   $10,969,000   $(2,249,000)   $ (11,000)   $(204,000)    $27,798,000
                          =========   ========   ===========   ===========   ===========    =========    =========     ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year ended December 31,
                                                                     -----------------------------------------
                                                                        2000           1999          1998
                                                                        ----           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ......................................................    $ 8,510,000    $7,155,000    $ 3,532,000
   Reconciliation of net income to net cash provided
      by (used in) operating activities:
      Depreciation and Amortization .............................      2,323,000     2,021,000      1,100,000
      Deferred Taxes ............................................        (40,000)     (413,000)      (636,000)
      Amortization of Unearned Compensation .....................         96,000       150,000             --
   Changes in Operating Assets and Liabilities
      Net of Effects from Acquisitions:
      Deferred Income ...........................................        597,000      (592,000)        46,000
      Other Working Capital Items, Assets .......................    (13,101,000)   (7,103,000)    (8,093,000)
      Other Working Capital Items, Liabilities ..................      4,925,000     2,164,000      2,963,000
      Other Assets ..............................................       (170,000)      (14,000)      (181,000)
                                                                     -----------    ----------    -----------
        Net Cash Provided by (used in) Operating Activities .....      3,140,000     3,368,000     (1,269,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures ............................................     (1,308,000)     (870,000)      (445,000)
Cash Paid for Acquisitions, Net of Cash Acquired ................     (2,263,000)   (5,159,000)    (6,421,000)
                                                                     -----------    ----------    -----------
      Net Cash Used in Investing Activities .....................     (3,571,000)   (6,029,000)    (6,866,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Debt ....................................             --     7,656,000             --
Repayment of Long-Term Debt .....................................     (3,351,000)   (6,841,000)    (1,226,000)
Proceeds from Lines of Credit, net ..............................      5,134,000     2,130,000     10,825,000
Exercise of Stock Options .......................................        207,000       146,000        202,000
Purchase of Common Shares .......................................       (324,000)     (495,000)    (1,015,000)
                                                                     -----------    ----------    -----------
Exercise of Warrants ............................................        325,000
      Net Cash Provided by Financing Activities .................      1,991,000     2,596,000      8,786,000
Effect of Exchange Rate on Cash Balances ........................        (22,000)      141,000       (130,000)
                                                                     -----------    ----------    -----------
Increase in Cash and Cash Equivalents ...........................      1,538,000        76,000        521,000
Cash and Cash Equivalents, Beginning of Year ....................      1,071,000       995,000        474,000
                                                                     -----------    ----------    -----------
Cash and Cash Equivalents, End of Year ..........................    $ 2,609,000    $1,071,000      $ 995,000
                                                                     ===========    ==========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH

FLOW INFORMATION:
   Cash Paid for Interest .......................................    $ 4,074,000    $3,428,000    $ 2,161,000
                                                                     ===========    ==========    ===========
   Cash Paid for Income Taxes ...................................    $ 4,900,000    $4,597,000    $ 1,863,000
                                                                     ===========    ==========    ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business:

      Richton International Corporation ("Richton") is a diversified service company with three operating subsidiaries, Century Supply Corp. ("Century"), CBE Technologies, Inc. ("CBE") and Creative Business Concepts, Inc. ("CBC"), collectively the "Company". Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches serve customers in 35 states mostly in the eastern half of the United States and in Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for all of the leading original equipment manufacturers ("OEM") in the irrigation systems field.

      CBE is headquartered in Boston, Massachusetts with offices located in New York, New York and Portland, Maine. CBE is a systems integrator providing network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales. CBE's technical certifications include: Novell Platinum reseller, Microsoft Channel partner, Banyan Enterprise/Network dealer, Novell authorized Training Center and a Novell Authorized Service Center. CBC is headquartered in Irvine, California and provides essentially the same services to west coast customers that CBE does on the east coast.


2. Summary of Significant Accounting Policies:

      Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Richton and all wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

      Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents -- Cash and cash equivalents include highly liquid investments purchased with maturities of three months or less.

      Allowance For Doubtful Accounts -- The Company provides an allowance for doubtful accounts based upon a specific review of certain outstanding amounts and historical experience.

      Inventories -- Inventory, which consists entirely of purchased finished goods, is valued at the lower of cost or market, using the first-in first-out ("FIFO") method of accounting.

      Goodwill -- Goodwill at December 31, 2000 and 1999 relates to acquisitions completed during the last five years. Goodwill is being amortized on a straight-line basis over 5 to 15 years. Amortization for each of the years ended December 31, 2000 and 1999 was $.61 million.

      Other Intangibles -- Other intangibles consist principally of amounts paid to sellers of businesses acquired subject to non-compete agreements and are being amortized over periods of 1-5 years. Amounts allocated primarily to non-compete agreements were $2.8 million and $2.3 million at December 31, 2000 and 1999, respectively. Amortization for each of the years ended December 31, 2000 and 1999 was $.7 million.

      Long-Lived Assets -- The Company periodically reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe that any such change has occurred.

      Revenue Recognition -- Revenue from sales and services is recorded at the time the product is shipped to the customer or the service has been provided. In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES statements. Subsequent to the issuance of SAB 101, the EITF reached a consensus on EITF Issue 99-19, "Recognizing Revenue Gross as a Principal vs. Net as an Agent." The EITF clarifies whether a company should recognize revenue based on the gross amount billed (to a customer because it has earned revenue from the sale of goods or services) or the net amount retained (the amount billed to the customer less the amount paid to a supplier). The EITF states that this determination is a matter of judgment that depends on the relevant facts and circumstances and certain factors must be considered in that evaluation. SAB 101 and EITF 99-19 require changes in accounting arising as a result of adoption of these standards, which was required in the fourth quarter of 2000. The adoption of SAB 101 and EITF 99-19 did not have a material impact on the Company's financial position or results of operations

      Deferred Income -- Deferred income represents cash received from customers relating to service contracts that extend for specified periods of time, less than one year. Income is recognized proportionally over the life of the contract.

      Income Taxes -- The provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities.

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

      Comprehensive Income -- The provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes translation adjustments of ( $22,000), $141,000, and ($130,000) for the years ended December 31, 2000, 1999 and 1998, respectively. Total comprehensive income has not been presented on the accompanying consolidated financial statements as its' presentation is not material to the consolidated financial statements.

      Derivative Instruments and Hedging activities -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133," which delayed the required adoption of SFAS 133 to fiscal 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of SFAS 133," which was effective concurrently with SFAS
133. The Company currently does not engage in derivative activity and the adoption of these standards will not have a material effect on its results of operations, financial position or cash flows.


3. Acquisitions:

      On June 30, 2000, Century acquired all the outstanding common stock of a distributor in Arlington, Texas. The aggregate purchase price of this acquisition was $2.0 million, including the recording of goodwill and intangible assets of $.8 million. In addition, the Company acquired assets of two other distributors in Pennsylvania and Massachusetts. The aggregate purchase price of these acquisitions were $.4 million, including the recording of goodwill and intangible assets of $85,000.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

      During 1999, Century acquired seven different distributor operations in six different markets: New York, Michigan, Oregon, Kentucky, Missouri and South Carolina. The aggregate purchase price of these acquisitions was $2.6 million. As a result of these acquisitions, the Company recorded goodwill and intangible assets of $.7 million and $.9 million, respectively.

      On February 25, 1999, the Company acquired 100% of the common stock of CBC of Irvine, California, a computer networking integrator. CBC was consolidated with the Costa Mesa office of Richton's CBE subsidiary. On October 18, 1999, the Company acquired all of the operating assets and certain of the liabilities of Corporate Access, Inc. ("CAI"). CAI, which has been assimilated into CBE, is a value added reseller of networking and computer equipment. The aggregate purchase price of these acquisitions was $3.6 million, plus assumed liabilities. In addition, certain contingent payments may be made based upon future results from CBC. As a result of these acquisitions, the Company recorded goodwill of $3.3 million.

      During 1998, Century acquired five different distributor operations in four different markets: Northern New Jersey, Idaho, Utah and Florida for an aggregate purchase price of $6.4 million. As a result of these acquisitions, the Company recorded goodwill and intangible assets of $.9 million and $1.3 million, respectively.

      Operating results of these entities acquired, which are included in the accompanying statement of income from the date of acquisition, were not material to the results of operations for the years ended December 31, 2000, 1999 and 1998.


4. Property, Plant and Equipment:

                                                             December 31,
                                                     -------------------------
                                                         2000          1999
                                                     ----------     ----------
Land .............................................   $  201,000     $  201,000
Buildings and Leasehold Improvements .............    1,650,000      1,276,000
Autos and Trucks .................................      480,000        578,000
Machinery and Equipment ..........................    3,016,000      1,911,000
Furniture and Fixtures ...........................      907,000        942,000
                                                     ----------     ----------
                                                      6,254,000      4,908,000
Less: Accumulated depreciation and amortization ..    2,727,000      2,018,000
                                                     ----------     ----------
                                                     $3,527,000     $2,890,000
                                                     ==========     ==========

      Fixed assets are currently depreciated over five years except Buildings and Leasehold improvements. Leasehold improvements are amortized over the respective lease terms which are from 2 to 10 years or the life of the assets, whichever is shorter. Buildings are being amortized over 31 years.


5. Income Taxes:

      The provision for income taxes for the three years ended December 31, 2000 consists of the following:


                                     2000           1999           1998
                                  -----------    -----------    -----------
      Federal
       Current ................   $4,006,000     $4,483,000     $2,634,000
       Deferred ...............      (40,000)      (413,000)      (636,000)
      State & Local ...........      696,000        700,000        448,000
                                  ----------     ----------     ----------
                                  $4,662,000     $4,770,000     $2,446,000
                                  ==========     ==========     ==========

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

      A reconciliation of the provision for Federal income taxes at the statutory rate to the actual provision rate for income taxes for the three years ended December 31, 2000, is as follows:

                                                    2000        1999     1998
                                                    ----        ----     ----
Federal .........................................    34%        34%       34%
State & Local ...................................     6          4         7
Reversal of Reserves related to closed years ....    (3)        --        --
Other ...........................................    (2)         2        --
                                                    ---        ---       ---
                                                     35%        40%       41%
                                                    ===        ===       ===

      Significant components of the deferred tax assets (liabilities) related to differences in tax and financial accounting bases are as follows:

                                                       2000          1999
                                                    ----------     ----------
      Current:
      Allowance for Doubtful Accounts ...........   $  897,000     $  770,000
      Inventory Reserves ........................      432,000        411,000
      Other .....................................      (58,000)       208,000
                                                    ----------     ----------
                                                    $1,271,000     $1,389,000
                                                    ==========     ==========

                                                       2000          1999
                                                    ----------     ----------
      Long Term:
      Amortization ..............................   $1,005,000     $  937,000
      Depreciation ..............................       22,000         26,000
      Other .....................................          --         (94,000)
                                                    ----------     ----------
                                                    $1,027,000     $  869,000
                                                    ==========     ==========

6. Statements of Cash Flows:

      The components of other working capital items included in the Consolidated Statements of Cash Flows are as follows, net of effects from acquisitions:

                                            Year Ended December 31,
                                ------------------------------------------------
                                   2000               1999             1998
                                ------------      ------------     ------------
Receivables ..................  $ (7,913,000)     $(4,287,000)      $(6,738,000)
Inventories ..................    (5,152,000)      (2,234,000)       (1,235,000)
Prepaid Expenses and Other
  Current Assets .............       (36,000)        (582,000)         (120,000)
                                ------------      -----------       -----------
Increase in Other Working
  Capital Items, Assets ......  $(13,101,000)     $(7,103,000)      $(8,093,000)
                                ============      ===========       ===========
Accounts Payable .............  $  4,298,000      $ 1,677,000      $    795,000
Accrued Liabilities ..........       627,000          487,000         2,168,000
                                ------------      -----------       -----------
Increase in Other Working
  Capital Items, Liabilities .  $  4,925,000      $ 2,164,000       $ 2,963,000
                                ============      ===========       ===========

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

7. Debt:

      The Company has the following debt as of December 31,

                                                           2000          1999
                                                       -----------   -----------
Revolving Credit -- PNC Bank (a) ....................  $32,923,000   $26,888,000
Revolving Credit -- Deutsche Financial Services (b) .    1,219,000     2,120,000
                                                       -----------   -----------
Total Revolving Credit .............................   $34,142,000   $29,008,000
                                                       ===========   ===========
Long-Term Debt
Term Note Payable-PNC Bank (c) .....................   $ 4,250,000   $ 6,750,000
Other ..............................................       925,000     1,522,000
                                                       -----------   -----------
     Total .........................................     5,175,000     8,272,000
Current Portion of Long-Term Debt ..................     2,951,000     3,252,000
                                                       -----------   -----------
Long-Term Debt .....................................   $ 2,224,000   $ 5,020,000
                                                       ===========   ===========
----------
(a) During 2000, the Company negotiated several modifications to it's existing $67.5 million, five year Revolving Credit, Term Loan and Security Agreement ("Agreement") that expires in 2004, with PNC Business Credit
      ("PNC"). The Agreement provides for a $60.0 million Revolving Credit facility and a $7.5 million five year Term Loan - now reduced to $4.25 million. Loans under this Agreement are secured by accounts receivable, inventory and fixed assets of Century, CBE and CBC . The Revolving Credit loans carry an interest rate based upon LIBOR plus 250 basis points if the Company's leverage ratio is in excess of 2.5 times trailing twelve month EBITDA, as defined, or LIBOR plus 225 basis points if the leverage ratio is lower than 2.5 times trailing twelve month EBITDA, as defined. The modifications made in 2000 include a lower applicable margin of 225 and 200 basis points when the leverage ratio is lower than 2.50 or 2.00, respectively. In addition, certain other restrictive provisions were moderated. The Company also has a prime rate option. At December 31, 2000, the interest rate was 8.9%.

(b) The financing arrangements with Duetsche Financial Services ("DFS") relate to financing product purchases by CBE and CBC from its existing vendors. This arrangement supports the Company's sales program by offering CBC and CBE the opportunity to acquire products through DFS at lower cost and extends the payment terms by as much as 45 days interest free. PNC supports this program by offering to DFS a $1.5 million irrevocable letter of credit for each company on purchases made through CBE and CBC. This letter of credit carries an interest rate of 1.75% and expires May 31, 2001.

(c) PNC Term Loan is secured by, accounts receivable, inventory and fixed assets of Century, CBE and CBC with interest at LIBOR plus 225 basis points (8.9% as of December 31, 2000), payable in monthly installments of $125,000, final payment due October 1, 2003.

      The scheduled future maturities of long-term debt at December 31, 2000 are as follows:

            2001 .........................   $2,951,000
            2002 .........................    1,709,000
            2003 .........................      433,000
            2004 .........................       28,000
            2005 .........................       54,000
                                             ----------
                                             $5,175,000

      The above agreements contain various covenants that among other things require the Company to maintain certain financial ratios and operating metrics. In addition, the PNC agreement precludes the payment of dividends to stockholders and provides for the Company to make an additional payment to PNC should the Company generate "excess cash balances," as defined. This provision is capped at $1.0 million per year. Pursuant to this provision, at December 31, 2000, the Company has reclassified an additional $1.0 million of its Term Loan as current.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

8. Retirement Plans:

      Century and CBE have tax deferred savings plans under Section 401 (k) (the "Plans") of the Internal Revenue Code. The Plans allow employees to defer up to 15% of eligible compensation on a pre-tax basis through contributions to the Plans. Under the provisions of the Plans, Century has elected to contribute, for every dollar the employee contributes, 50% of the employee's amount, up to 4% of compensation, as defined. Century may also make discretionary contributions. The charge to income for employer contributions to the Century Plan was approximately $601,000, $492,000,and $361,000, for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, CBE initiated a company matching program to their existing Plan. Under the provisions of the Plan, CBE contributed 50% of the employee's amount, up to 6% of compensation, as defined . The charge to income for employer contributions to the CBE Plan was approximately $140,000, in the year ended December 31, 2000. No similar company contribution was made in prior years. CBC does not have a contributory retirement plan.


9. Stock Options:

      The Company accounts for it's stock option plan (the "Option Plan") following the provisions of APB Opinion No. 25, under which no compensation cost is recognized for options granted at, or above fair market value at the date of grant. No compensation cost has been determined in accordance with the provisions of SFAS 123, as the Company did not grant any options during 2000, 1999 and 1998. Under the 1990 Long-Term Incentive Plan, which expired in 2000, the Company granted 315,000 options through December 31, 2000. Options are granted over terms not to exceed ten years. Under the Option Plan, the option exercise price must equal the stock's market price on the date of the grant except for options granted to the Chairman of the Board, for which the exercise price is at 110% of the current market price.

      During 2000, the Company adopted the 2000 Long-Term Incentive Plan ("2000 Plan"), which provides for the granting of options for up to 100,000 shares. Awards under the 2000 Plan may be stock options and restricted stock grants, as defined. The option price may not be less than the fair market value of the common stock at the date of grant. No options were granted during 2000.

      A summary of the status of the Option Plan at December 31, 2000, 1999 and 1998 is as follows:

                                                  2000                     1999                    1998
                                          ---------------------    ---------------------   ---------------------
                                                       Wtd Avg                 Wtd Avg                  Wtd Avg
                                            Shares     ex price    Shares      ex price     Shares      ex price
                                            ------     --------    ------      --------     ------      --------
Outstanding at beginning of year .......  138,000       $3.45      205,000       $3.03      315,000       $2.59
Granted ................................       --          --           --          --
Exercised ..............................   65,500        3.13       67,000        2.17      110,000        1.84
Cancelled ..............................       --          --           --          --           --          --
Outstanding at end of year .............   72,500       $3.75      138,000       $3.45      205,000       $3.03
Exercisable at end of year .............   72,500        3.75      138,000        3.45      205,000        3.03

      In 1993 and 1995, the Company issued warrants to purchase 236,250 shares of common stock at $1 3/8 per share and warrants to purchase 100,000 shares of common stock at $3.00 per share, respectively. Warrants to purchase the 236,250 shares were exercised in October 2000. The warrants to purchase the remaining 100,000 shares are currently exercisable and will expire in 2002.

      In 1998 and 1999, the Company issued a total of 40,000 shares of common stock to the Chairman of the Board, subject to certain restrictions, as defined. At the time of the grants, the market price of the Company's common stock was $8.50 and $13.85 per share, respectively. The unamortized value of these shares which were recorded at market value at the grant date is included as a separate component of stockholders' equity and a related compensation charge is being recorded over the vesting period of three years.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

10. Net Income Per Share:

      Diluted net income per common share was calculated on the basis of 3,440,000, 3,378,000, and 3,318,000, weighted average common shares outstanding in the years ending December 31, 2000, 1999 and 1998, respectively, as follows:

                                                                    Net Income
                                          Income         Shares     Per share
                                          ------         ------     ---------
                                          For the year ended December 31, 2000
                                          ------------------------------------
Basic .................................   $8,510,000    3,080,000   $   2.76
Effect of dilutive options and warrants           --      360,000         --
Diluted ...............................   $8,510,000    3,440,000   $   2.47


                                         For the year ended December 31, 1999
                                         ------------------------------------
Basic .................................   $7,155,000    2,997,000   $   2.39
Effect of dilutive options and warrants           --      381,000         --
Diluted ...............................   $7,155,000    3,378,000   $   2.12


                                         For the year ended December 31, 1998
                                         ------------------------------------
Basic .................................   $3,532,000    2,905,000   $   1.22
Effect of dilutive options and warrants           --      413,000         --
Diluted ...............................   $3,532,000    3,318,000   $   1.06


      Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net income per common share included the effect of dilutive options and warrants computed under the treasury stock method.


11. Long-term Leases and Other Commitments:

      The Company leases its corporate offices, distribution facilities and data processing equipment under agreements which expire at varying dates through 2010. Minimum annual rental commitments at December 31, 2000, are as follows:

            2001 ..................................    $ 4,982,000
            2002 ..................................      3,581,000
            2003 ..................................      2,702,000
            2004 ..................................      1,720,000
            2005 ..................................        910,000
            Thereafter ............................        695,000
                                                       -----------
              Total ...............................    $14,590,000
                                                       ===========

      Rent expense under the Company's various operating leases were $4,376,000, $3,400,000, and $2,431,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

12. Segment Data:

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") established standards for reporting information about operating segments.

      The Company operates in two industry segments, wholesale distribution, computer, and networking services. See Note 1 for description of businesses. There are no inter-segment sales and all sales occur in North America. Income
(loss) from operations by industry segment consists of net sales less related cost and expenses. In computing

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES pre-tax income (loss) by segment, cost of borrowed funds for working capital have been included. Corporate includes the general and corporate expenses.
Corporate operating expenses directly related to industry segments, have been allocated to those segments. Amortization of goodwill is considered segment related and accordingly charged to the related industry segment. Identifiable assets by industry segment are those assets that are used in each industry segment. General corporate assets consist primarily of cash and corporate property.

      A summary of the Company's segment information for the years ending December 31, 2000, 1999 and 1998 is as follows (in millions):

                                     Wholesale    Computer
                                   Distribution   Services  Corporate     Total
                                   ------------   --------  ---------     -----
 December 31, 2000
    Net Sales ...................     $201.2       $59.4      $   0      $260.6
                                      ======       =====      =====      ======
    Interest Expense ............        3.1         1.1          0         4.2
                                      ======       =====      =====      ======
    Depreciation and Amortization        1.5          .8          0         2.3
                                      ======       =====      =====      ======
    Pre-tax Income ..............       13.8           0       (0.6)       13.2
                                      ======       =====      =====      ======
    Provision for Income Taxes ..        5.8           0          1         4.7
                                      ======       =====      =====      ======
    Identifiable Assets .........     $ 69.8       $17.8      $ 4.2      $ 91.8
                                      ======       =====      =====      ======
 December 31, 1999
    Net Sales ...................     $175.3       $42.9      $   0      $218.2
                                      ======       =====      =====      ======
    Interest Expense ............        2.6         0.8          0         3.4
                                      ======       =====      =====      ======
    Depreciation and Amortization        1.3         0.7          0         2.0
                                      ======       =====      =====      ======
    Pre-tax Income ..............       11.5         0.8       (0.4)       11.9
                                      ======       =====      =====      ======
    Provision for Income Taxes ..        4.6         0.4       (0.2)        4.8
                                      ======       =====      =====      ======
    Identifiable Assets .........     $ 55.8       $15.3      $ 4.3      $ 75.4
                                      ======       =====      =====      ======
 December 31, 1998
    Net Sales ...................     $125.0       $22.9      $   0      $147.9
                                      ======       =====      =====      ======
    Interest Expense ............        1.7         0.6          0         2.3
                                      ======       =====      =====      ======
    Depreciation and Amortization        0.7         0.4          0         1.1
                                      ======       =====      =====      ======
    Pre-tax Income ..............        7.0        (0.5)      (0.5)        6.0
                                      ======       =====      =====      ======
    Provision for Income Taxes ..        2.9        (0.2)      (0.3)        2.4
                                      ======       =====      =====      ======
    Identifiable Assets .........     $ 43.6       $ 9.2      $ 4.7      $ 57.5
                                      ======       =====      =====      ======

                                                                     Schedule II

                        RICHTON INTERNATIONAL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

=============================================================================================
      Column A        Column B                 Column C             Column D        Column E
---------------------------------------------------------------------------------------------
                                               Additions           Deductions
                                   ------------------------------  ----------
                     Balance at      Charged         Charged                         Balance
                     Beginning       to Costs        to Other                       at End of
     Description     of Period     and Expenses  Accts - describe  - describe        Period
---------------------------------------------------------------------------------------------
                                        (Dollars in Thousands)
Receivables:
2000 ............  $2,264,000      $1,426,000         $ 0          $1,051,000      $2,639,000
1999 ............   1,271,000       1,731,000         $ 0             738,000       2,264,000
1998 ............     711,000         986,000         $ 0             426,000       1,271,000
Inventory:
2000 ............  $  928,000      $1,063,000         $ 0          $  928,000      $1,063,000
1999 ............     528,000         928,000         $ 0             528,000         928,000
1998 ............     538,000         538,000         $ 0             538,000         538,000