Form 10-Q
period 2001-03-31
RICHTON INTERNATIONAL CORP
filed 2001-05-14
CIK 83877

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 - Q

                                   (Mark One)

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934

                                   ----------

For the Quarter Ended                            Commission file number
March  31, 2001                                     0-12361

                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

            DELAWARE                                    05-0122205
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     identification No.)

767 5th Avenue, New York, New York                         10153
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number                        (212) 751-1445

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

         Common Stock, par value $.10, 3,317,000 shares at April 15,2001

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX

--------------------------------------------------------------------------------

                                                                            PAGE

PART I FINANCIAL INFORMATION

      Item  1. - Financial Statements:

           Consolidated Statements of Operations
           for the three months ended March
           31, 2001 and March 31, 2000(unaudited)                              3

           Consolidated Balance Sheets at March 31, 2001
           (unaudited) and December 31, 2000                                   4

           Consolidated Statements of Cash Flows for
           the three months ended March 31, 2001 and March 31, 2000
           (unaudited)                                                         5

           Notes to Consolidated Financial
           Statements (unaudited)                                              6

      Item  2. - Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations                                              10

PART II OTHER INFORMATION - None

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                     2001             2000
                                                     ----             ----

Net Sales                                        $38,309,000      $43,369,000

Cost of Sales                                     28,934,000       32,912,000
                                                 -----------      -----------

     Gross Profit                                  9,375,000       10,457,000

Selling, General & Administrative
  Expenses                                        14,026,000       11,815,000
                                                 -----------      -----------

Loss from Operations                              (4,651,000)      (1,358,000)

Interest Income                                      396,000          342,000

Interest Expense                                     918,000          836,000
                                                 -----------      -----------

     Loss before Benefit from
     Income Taxes                                 (5,173,000)      (1,852,000)

Benefit from Income Tax                           (2,018,000)        (696,000)
                                                 -----------      -----------

    Net Loss                                     $(3,155,000)     $(1,156,000)
                                                 ===========      ===========

Net Loss Per Common Share

     Basic and Diluted                           $     (0.95)     $     (0.38)
                                                 ===========      ===========

Weighted Average Common and
Common Equivalent Shares Outstanding

     Basic and Diluted                             3,307,000        3,006,000
                                                 -----------      -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                         March 31       December 31
                                                                           2001            2000
                                                                           ----            ----
                                                                        (Unaudited)
Current Assets:
         Cash and Cash Equivalents                                     $   395,000     $ 2,609,000
         Notes and Accounts Receivable, net of
         allowance for doubtful accounts of $2,663,000
         in 2001 and $2,639,000 in 2000                                 38,244,000      42,005,000
         Inventories, Net                                               37,046,000      29,790,000
         Prepaid Expenses and Other Current Assets                       3,731,000       1,455,000
         Deferred Taxes                                                  1,486,000       1,271,000
                                                                       -----------     -----------

                  Total Current Assets                                  80,902,000      77,130,000

Property, Plant and Equipment                                            6,681,000       6,254,000
  Less: Accumulated Depreciation and Amortization                       (2,969,000)     (2,727,000)
                                                                       -----------     -----------

                                                                         3,712,000       3,527,000

 Other Assets:

         Deferred Taxes                                                  1,027,000       1,027,000
         Goodwill                                                        7,599,000       7,732,000
         Other Intangibles                                               1,858,000       2,036,000
         Other                                                             237,000         300,000
                                                                       -----------     -----------

TOTAL ASSETS                                                           $95,335,000     $91,752,000
                                                                       ===========     ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
         Current Portion of Long Term Senior Debt                      $ 2,902,000     $ 2,951,000
         Notes Payable                                                  44,052,000      34,142,000
         Accounts Payable, Trade                                        16,581,000      14,346,000
         Accrued Liabilities                                             2,950,000       6,990,000
         Deferred Income                                                 2,672,000       3,301,000
                                                                       -----------     -----------
               Total Current Liabilities                                69,157,000      61,730,000

Noncurrent Liabilities
         Long Term Senior Debt                                           1,847,000       2,224,000
Stockholders' Equity
Preferred Stock, $1.00 par value; authorized
    500,000 shares; none issued
Common Stock, $.10 par value; authorized
         6,000,000 shares; issued 3,637,097 shares at March 31, 2001
         and 3,607,097 shares at December 31, 2000                         364,000         362,000
Additional Paid-in Capital                                              19,003,000      18,931,000
Retained Earnings                                                        7,814,000      10,969,000
Treasury Stock                                                          (2,249,000)     (2,249,000)
Accumulated Other Comprehensive Loss                                      (434,000)        (11,000)
Unearned Compensation                                                     (167,000)       (204,000)
                                                                       -----------     -----------

         Total Stockholders' Equity                                     24,331,000      27,798,000

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                                                 $95,335,000     $91,752,000
                                                                       ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Three months ended March 31,
                                                            2001           2000
                                                            ----           ----
OPERATING ACTIVITIES
Net Loss                                                $(3,155,000)   $(1,156,000)
Reconciliation of net loss to net cash used in
operating activities:

         Depreciation and Amortization                      279,000        533,000
         Amortization of Intangibles                        311,000         40,000
         Deferred Taxes                                         0           92,000

Changes in Operating Assets and Liabilities,
Net of Assets Acquired:
             Deferred Income                               (629,000)        23,000
             Other Working Capital Items, Assets         (3,090,000)    11,124,000)
             Other Working Capital Items, Liabilities    (2,436,000)     8,740,000
             Other Assets                                    68,000        (17,000)
                                                        -----------    -----------

Net Cash Used in Operating Activities                    (8,652,000)    (2,869,000)

INVESTING ACTIVITIES
Capital Expenditures                                       (342,000)      (570,000)
Cash Paid for Acquisitions, Net of Cash Acquired         (2,771,000)
                                                        -----------    -----------

Net Cash Used in Investing Activities                    (3,113,000)      (570,000)

FINANCING ACTIVITIES
Repayment of Subordinated Debt                              (51,000)      (337,000)
Proceeds from Line of Credit                              9,910,000      3,238,000
Repayment of Long Term Senior Debt                         (375,000)      (375,000)
Exercise of Stock Options                                    74,000         65,000
Repurchase of Shares                                            0         (178,000)
                                                        -----------    -----------

     Net Cash Provided by Financing Activities            9,558,000      2,413,000

Effect of Exchange Rate on Cash Balances                     (7,000)       (11,000)
                                                        -----------    -----------
Decrease in Cash and Cash Equivalents                    (2,214,000)    (1,037,000)

Cash and Cash Equivalents, Beginning of Period            2,609,000      1,071,000
                                                        -----------    -----------
Cash and Cash Equivalents, End of Period                $   395,000    $    34,000
                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

                  Cash Paid for Interest                $   922,000    $   823,000
                                                        ===========    ===========
                  Cash Paid for Income Taxes            $ 2,651,000    $ 1,359,000
                                                        ===========    ===========

SUPPLIMENTAL DISCLOSURE OF NON CASH INFORMATION:
         Market value of fixed rate interest swap       $   631,000        0

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The consolidated financial statements and related notes included herein have been prepared by Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10-Q. All adjustments, including those of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such requirements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results for any interim period should not be construed as representative for the year taken as a whole due, among other things, to the seasonality of the Company's business. As a result of this seasonality, the highest quarterly sales, and profits historically occur in the second and third quarters while the lowest sales and profits occur in the first and fourth quarter. Correspondingly the working capital and bank borrowing amounts are highest during the second quarter negatively impacting financial ratios and comparable analysis of quarter to quarter or six month results and lowest in the fourth quarter when the reverse is true.

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

2. Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delayed the required adoption of FAS 133 to fiscal 2001. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133, which was effective concurrently with FAS 133. In January 2001, the Company adopted these standards and subsequently entered into a two-year fixed interest rate swap to hedge the variable interest payments on the Company's line of credit. The notional amount of the swap is $27 million. The Company reported the cost of unwinding this swap of $631,000 in other liabilities deferred taxes and accumulated other comprehensive loss. The Company will mark the swap to fair value each reporting period. The Company did not record any ineffectiveness in earnings on this swap agreement as the terms of the floating rate leg of the swap match the terms of the floating rate liability during the reporting period.

2.    Acquisitions:

      During the quarter ended March 31,2001 Century acquired the operating assets of a distributor in Texas with six operating branches. In addition, Century acquired small distributors in Nevada and California. The aggregate purchase price of these acquisitions was $2.7 million, all of which represented working capital and fixed assets.

      Operating results of these entities acquired, which are included in the accompanying statement of operations from the date of acquisition, were not material to the results of operations for the quarter ended March 31, 2001.

3.    Statements of Cash Flows:

The components of other working capital items and their effects in the Consolidated Statements of Cash Flows are as follows:

                                                           (unaudited)
                                                   Three Months Ended March  31,
                                                        2001            2000
                                                        ----            ----
Receivables                                        $  5,044,000    $ (2,273,000)
Inventories                                          (5,858,000)     (8,977,000)
Prepaid Expenses                                     (2,276,000)        126,000
                                                   ------------    ------------
Increase in Working Capital Items, Assets          $ (3,090,000)   $(11,124,000)
                                                   ============    ============

Accounts Payable                                   $  2,235,000    $ 11,170,000
Accrued Liabilities                                  (4,671,000)     (2,430,000)
                                                   ------------    ------------
Increase in Working Capital Items, Liabilities     $ (2,436,000)   $  8,740,000
                                                   ============    ============

4.    Debt and Financing

During the three months ended March 31, 2001 the company's revolving line of credit increased by $9.9 million to $44.1 million. This higher borrowing supported the $5.5 million net increase in Working Capital (noted above) provided for approximately $2.8 million to acquire additional branch operations for Century and reduce long-term debt. During the same period last year the revolving line increased by $3.2 million to $32.2 million. This increase supported a $2.4 million net increase in Working Capital (noted above) and reduce its term and subordinated debt by $.7 million. At March 31, 2001, the interest rate on the Revolving Credit was 8.2%, or LIBOR plus 225 basis points. On January 3, 2001, the Company entered into a fixed rate interest swap of LIBOR at 5.95%, relating to $27 million of its company line of credit. The interest rate on the Term Loan was LIBOR plus 275 basis points (7.2% as of March 31, 2001).

5.    Segment Data:

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

          A summary of the Company's segment information is as follows:

                                        Wholesale   Computer
                                      Distribution  Services  Corporate  Total
                                      ------------  --------  ---------  -----
March 31, 2001
--------------

         Net Sales                          $25.6     $12.7      -0-     $38.3
                                            =====     =====      ===     =====

         Interest Expense                      .2        .3        0        .5

         Depreciation and Amortization         .4        .2        0        .6

         Pre-Tax Income (Loss)               (4.7)      (.1)     (.4)     (5.2)
                                                      =====

         Benefit from Income Taxes            1.8       0         .2       2.0

         Identifiable Assets                 70.7      16.5      7.9      95.1

March 31, 2000

         Net Sales                          $29.8     $13.6      -0-     $43.4
                                            =====     =====      ===     =====

         Interest Expense                      .3        .2       .5

         Depreciation and Amortization         .3        .2       .5

         Pre-tax Income (Loss)              (1.96)      .27     (.16)    (1.85)
                                                               =====

         Benefit from Income Taxes             .8        .1      (.2)       .7
                                                               =====

         Identifiable Assets                 66.7      13.4      5.3      85.4

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

Results of Operations- for the Three Months ended March 31, 2001

      Sales and net loss for the three months ended March 31, 2001 were $38.3 million and $3.16 million, respectively or $(.95) per share basic and diluted. For the three months ended March 31, 2000, sales and net loss were $43.4 million and $1.16 million, respectively or $(.38) per share - basic and diluted. As has been previously stated, the quarterly sales and profits are not representative of the other quarters of the year due to seasonality of the company's principal business.

      Century's sales were down approximately 14.2% from year earlier amounts. Sales were unfavorably affected by the wet and cold weather throughout most of Century's markets. The markets in Texas and the Western regions showed improvement when compared to last year. .

      The Technology Group reported decreased revenues - down 6.2% - compared with the same three months last year. This decline is principally attributed to a refocus on the service side of their business and a rationalization of the product sales side. Gross profits for the Technology Group improved. However, operating profits as compared to the same periods in 2000 declined due to higher costs associated with the cost of installing a new ERP software program.

      Gross profit for the three months ended March 31, 2001 and 2000 were $9.4 million or 24.5% of sales and $10.5 million or 24.1% of sales, respectively. The higher gross profit as a percentage of sales for the period ended March 31, 2001 when compared to the corresponding periods in 2000, is due principally to geographic, product and service mix of Richton's two principal businesses.

      Selling, general and administrative expenses for the three months ended March 31, 2001 and 2000 were $14.0 million and $11.8 million, respectively. The higher level of expenses in the current year is due to the higher number of operating branches at Century. Century now has 150 branches.

      Interest expense - net, for the three months ended March 31, 2001 was $0.5 million, approximately the same as the prior year amount. The result of higher borrowing level is offset by the lower interest rates.

      The benefit from Federal, State and foreign income taxes as a percentage of pre-tax loss for the three-month period ended March 31, 2001 and 2000 were 39.0% and 37.6% respectively.

      As a result of the foregoing, the net loss for the three months ended March 31, 2001 and 2000 were $3.16 million or $(.95) per share basic and diluted and $1.16 million or $(.38) per share basic and diluted, respectively.

Financial Condition:

      The Company's principal source of funding is through its Revolving line of credit. For the three months ended March 31, 2001, and 2000 the Company's net cash used in operations was $8.65 million and $2.87 million, respectively. The higher amounts used during 2001 were attributable to a higher operating loss and to an increase in working capital. These amounts were totally financed by the Company's line of credit, which increased $9.91 million and $3.24 million at March 31, 2001 and 2000, respectively. The balance of this funding was used to reduce term and subordinated debt, make acquisitions and capital expenditures. The measures of the currency of account receivable and inventory performance is the day's sales outstanding and inventory turnover, respectively. At March 31, 2001 days sales outstanding increased by approximately 25% when compared to the same period last year. The principal cause of the slower collections in 2001 is due to the delay in the beginning of the selling season, which as noted above is related to the poor weather. The lower inventory turnover as compared to last year is also due to the later start of the selling season.

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

DATE:   May 11, 2001
New York, New York