Form 10-Q
period 2001-06-30
RICHTON INTERNATIONAL CORP
filed 2001-08-09
CIK 83877

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10 - Q

                                   (Mark One)

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

                      THE SECURITIES EXCHANGE ACTS OF 1934

                                   ----------


For the Quarter Ended                            Commission file number
    June 30, 2001                                       0-12361


                        RICHTON INTERNATIONAL CORPORATION
              Exact name of registrant as specified in its charter

            DELAWARE                                   05-0122205
 (State or other jurisdiction of                    (I.R.S. Employer
  Incorporation or organization)                     identification No.)

767 5th Avenue, New York, New York                        10153
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number                        (212) 751-1445

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

         Common Stock, par value $.10, 3,327,242 shares at July 15,2001

                        Richton International Corporation

                                    FORM 10-Q

                                      INDEX

--------------------------------------------------------------------------------

                                                                            PAGE

PART I FINANCIAL INFORMATION

     Item 1. - Financial Statements:

           Consolidated Statements of Income
           for the three and six months ended June
           30, 2001 and June 30, 2000 (unaudited)                             3

           Consolidated Balance Sheets at June 30, 2001
           (unaudited) and December 31,2000                                   4

           Consolidated Statements of Cash Flows for
           The six months ended June 30, 2001 and
           June 30, 2000  (unaudited)                                         5

           Notes to Consolidated Financial
           Statements (unaudited)                                             6

     Item 2. - Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations                                             12

PART II OTHER INFORMATION -

     Item 5. - Richton International announces merger with Deere & Co        14

     Item 6. - Exhibits and Reports on Form 8-K                              15

Part I: Financial Information
Item 1: Financial Statements

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                June 30,
                                                               2001               2000                2001                2000
                                                               ----               ----                ----                ----
Net Sales                                                   $89,864,000        $93,683,000        $128,173,000        $137,051,000

Cost of Sales                                                64,275,000         67,905,000          93,209,000         100,817,000
                                                            -----------        -----------        ------------        ------------

     Gross Profit                                            25,589,000         25,778,000          34,964,000          36,234,000

Selling, General & Administrative
  Expenses                                                   18,462,000         15,559,000          32,488,000          27,374,000
                                                            -----------        -----------        ------------        ------------

     Income from Operations                                   7,127,000         10,219,000           2,476,000           8,860,000

Interest Income                                                 368,000            344,000             764,000             686,000

Interest Expense                                              1,009,000          1,140,000           1,927,000           1,976,000
                                                            -----------        -----------        ------------        ------------

     Income before Provision for
     Income Taxes                                             6,486,000          9,423,000           1,313,000           7,570,000

Provision for Income Taxes                                    2,530,000          3,660,000             513,000           2,963,000
                                                            -----------        -----------        ------------        ------------

Net Income                                                  $ 3,956,000        $ 5,763,000        $    800,000        $  4,607,000
                                                            ===========        ===========        ============        ============

Net Income Per Common Share

     Basic                                                  $      1.19        $      1.91        $       0.24        $       1.53
                                                            -----------        -----------        ------------        ------------

     Diluted                                                $      1.15        $      1.70        $       0.23        $       1.35
                                                            ===========        ===========        ============        ============

Weighted Average Common and
Common Equivalent Shares Outstanding

     Basic                                                    3,327,000          3,010,000           3,317,000           3,018,000
                                                            -----------        -----------        ------------        ------------

     Diluted                                                  3,444,000          3,395,000           3,441,000           3,403,000
                                                            -----------        -----------        ------------        ------------

  The accompanying notes are an integral part of these consolidated statements.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           June 30           December 31
                                                                            2001                2000
                                                                            ----                ----
                                                                         (unaudited)
Current Assets:
         Cash and Cash Equivalents                                      $    728,000         $ 2,609,000
         Notes and Accounts Receivable, net of
         allowance for doubtful accounts of $2,938,000
         in 2001 and $2,639,000 in 2000                                   59,885,000          42,005,000
         Inventories, Net                                                 42,120,000          29,790,000
         Prepaid Expenses and Other Current Assets                         1,523,000           1,455,000
         Deferred Taxes                                                    1,486,000           1,271,000
                                                                        ------------         -----------

                  Total Current Assets                                   105,742,000          77,130,000

Property, Plant and Equipment                                              7,185,000           6,254,000
         Less: Accumulated  Depreciation and Amortization                 (3,136,000)         (2,727,000)
                                                                        ------------         -----------

                                                                           4,049,000           3,527,000
 Other Assets:

         Deferred Taxes                                                    1,027,000           1,027,000
         Goodwill                                                          8,195,000           7,732,000
         Other Intangibles                                                 1,904,000           2,036,000
         Other                                                               200,000             300,000
                                                                        ------------         -----------

TOTAL ASSETS                                                            $121,117,000         $91,752,000
                                                                        ============         ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
         Current Portion of Long Term Senior Debt                       $  2,888,000         $ 2,951,000
         Notes Payable                                                    57,407,000          34,142,000
         Accounts Payable, Trade                                          23,322,000          14,346,000
         Accrued Liabilities                                               5,453,000           6,988,000
         Deferred Income                                                   2,460,000           3,301,000
                                                                        ------------         -----------

               Total Current Liabilities                                  91,530,000          61,728,000

Noncurrent Liabilities

         Long Term Senior Debt                                             1,220,000           2,224,000

Stockholders' Equity
Preferred Stock, $1.00 par value; authorized
    500,000 shares; none issued
Common Stock, $.10 par value; authorized
         6,000,000 shares; issued 3,647,097 shares at June 30, 2001
         and 3,607,097 shares at December 31, 2000                           364,000             362,000
Additional Paid-in Capital                                                19,026,000          18,931,000
Retained Earnings                                                         11,771,000          10,969,000
Treasury Stock                                                            (2,249,000)         (2,249,000)
Accumulated Other Comprehensive Loss                                        (416,000)            (11,000)
Unearned Compensation                                                       (129,000)           (204,000)
                                                                        ------------         -----------

         Total Stockholders' Equity                                       28,367,000          27,798,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $121,117,000         $91,752,000
                                                                        ============         ===========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six Months Ended June 30,
                                                                               2001                     2000
                                                                               ----                     ----
OPERATING ACTIVITIES
Net Income                                                                $    800,000             $  4,607,000
Reconciliation of Net Income to Net Cash Used In
Operating Activities:
         Depreciation and Amortization                                       1,368,000                  767,000
         Amortization of Unearned Compensation                                  75,000                   73,000
         Deferred Taxes                                                              0                  262,000

Changes in Operating Assets and Liabilities
           Net of Effects from Acquisitions:
             Deferred Income                                                  (841,000)                (438,000)
             Other Working Capital Items, Assets                           (25,993,000)             (34,949,000)
             Other Working Capital Items, Liabilities                        6,810,000               15,665,000
             Other Assets                                                      721,000                   37,000
                                                                          ------------             ------------

Net Cash Used In
         Operating Activities                                              (17,060,000)             (13,976,000)

INVESTING ACTIVITIES
Capital Expenditures                                                          (874,000)                (596,000)
Cash Paid for Acquisitions, Net of Cash Acquired                            (5,585,000)
                                                                          ------------             ------------

Net Cash Used In Investing Activities                                       (6,459,000)                (596,000)

FINANCING ACTIVITIES
Repayment of Subordinated Debt                                                (317,000)                (391,000)
Proceeds from Line of Credit                                                23,265,000               15,211,000
Repayment of Long Term Senior Debt                                            (750,000)                (775,000)
Exercise of Stock Options                                                       97,000                   62,000
Repurchase of Shares                                                                 0                 (324,000)
                                                                          ------------             ------------
Net Cash Provided by Financing Activities                                   22,295,000               13,783,000

Effect of Exchange Rate on Cash Balances                                        11,000                  (18,000)
                                                                          ------------             ------------

Decrease in Cash and Cash Equivalents                                       (1,881,000)                (807,000)

Cash and Cash Equivalents, Beginning of Period                               2,609,000                1,071,000
                                                                          ------------             ------------

Cash and Cash Equivalents, End of Period                                  $    728,000             $    264,000
                                                                          ============             ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
                  Cash Paid for Interest                                  $  2,009,000             $  1,876,000
                                                                          ============             ============

                  Cash Paid for Income Taxes                              $  2,716,000             $  3,094,000
                                                                          ============             ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
INFORMATION:
                  Market value of fixed interest rate swap                $    631,000             $          0
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

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The consolidated financial statements and related notes included herein have been prepared by Richton International Corporation (the "Company") without audit, pursuant to the requirements of Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such requirements. All adjustments, including those of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented have been made. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results for any interim period should not be construed as representative for the year taken as a whole due, among other things, to the seasonality of the Company's business. As a result of this seasonality, the highest quarterly sales, and profits historically occur in the second quarter while the lowest sales and profits occur in the fourth quarter. Correspondingly, the working capital and bank borrowing amounts are highest during the second quarter negatively impacting financial ratios and comparable analysis of quarter to quarter or six month results and lowest in the fourth quarter when the reverse is true.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results may differ from these estimates.

1. Description of Business:

Richton International Corporation ("Richton") is a diversified service company with three operating subsidiaries, Century Supply Corp. ("Century"), CBE Technologies, Inc. ("CBE") and Creative Business Concepts, Inc. ("CBC"), collectively the "Company". Century is a leading full-service wholesale distributor of sprinkler irrigation systems, outdoor lighting and decorative fountain equipment. Branches serve customers in 38 states and in Ontario, Canada. Irrigation products have historically been sold by manufacturers primarily through wholesale distributors. Century is a major distributor in the United States for all of the leading original equipment manufacturers ("OEM") in the irrigation systems field. CBE is headquartered in Boston, Massachusetts, with offices located in New York and Portland, Maine. CBE is a systems integrator providing network consulting, design, and installation; network management and related support; technical services outsourcing; comprehensive hardware maintenance; and equipment sales.

CBE's technical certifications include Novell Platinum reseller, Microsoft Channel partner, Banyan Enterprise/Network dealer, Novell authorized Training Center and a Novell Authorized Service Center. CBC is headquartered in Irvine, California and provides essentially the same services to west coast customers that CBE provides on the east coast.

         On May 29, 2001, Richton announced it had entered into an agreement to be acquired by Deere & Company ("Deere") The acquisition is subject to Richton stockholder approval, with approval to be sought at a meeting to be held during September 2001.

      Under the terms of the merger agreement Deere will pay not less than $125 million for Richton's equity and will assume approximately $60 million of debt for a total consideration of approximately $185 million.

      Stockholders of Richton will have the option of receiving $36.13 (rounded) cash per share or a stock exchange ratio of no less than .8415 Deere share for each Richton share. The .8415 ratio is based upon a price of $42.94 per share (rounded) of Deere stock. If the average market price of Deere stock during the pricing period is more than $42.94 per share, the exchange ratio is fixed at
 .8415. If the average market price of Deere stock is less than $42.94, Richton stockholders electing to take stock will receive Deere stock in an amount that is necessary to equal a market value of $36.13 per Richton share. No more than 49% of the Richton shares may be exchanged for cash. For stockholders electing to receive only Deere stock, the transaction is intended to qualify as a tax-free reorganization.

       Richton and Deere have filed with the Securities and Exchange Commission a proxy statement/prospectus relating to this proposed acquisition. Investors should carefully read the proxy statement/prospectus including all amendments thereto, before making any voting or investment decision.

2. Acquisitions:

      During the six months ended June 30, 2001 Century acquired the operating assets, which consist primarily of working capital and fixed assets, of three distributors in Texas, Nevada and California with ten operating branches. The aggregate purchase price of these acquisitions was $5.6 million, which primarily represented $1.8 million in receivables, $2.5 million in inventory, $.3 million in fixed assets and $1.0 million in intangibles.

      Operating results of these entities acquired, which are included in the accompanying statement of operations from the date of acquisition, were not material to the results of operations for the six months ended June 30, 2001.

3. Statements of Cash Flows:

      The components of other working capital items and their effects in the Consolidated Statements of Cash Flows are as follows:

                                                             (unaudited)
                                                      Six Months Ended June 30,
                                                       2001             2000
                                                       ----             ----
Receivables
                                                   $(16,093,000)    (23,822,000)
Inventories                                          (9,832,000)    (11,248,000)
Prepaid Expenses                                        (68,000)        121,000
                                                   ------------    ------------
Increase in Working Capital Items, Assets          $(25,993,000)   $(34,949,000)
                                                   ============    ============

Accounts Payable                                   $  8,976,000    $ 13,726,000
Accrued Liabilities                                  (2,166,000)      1,939,000
                                                   ------------    ------------
Increase in Working Capital Items, Liabilities     $  6,810,000    $ 15,665,000
                                                   ============    ============

4. Debt and Financing

      During the six months ended June 30, 2001, the company's revolving line of credit increased by $23.3 million to $57.4 million. This higher borrowing supports the $17.1 million cash used in operations for the same six months, including $19.1 million of working capital (see Note 3), $5.6 million used to acquire additional branches (see Note 2) and $1.9 million used to make capital expenditures and reduce term and subordinated debt.

      During the same period last year the revolving line increased by $15.2 million to $44.2 million. This increase supported $14.0 million cash used in operations for the same six months, including $19.3 million of working capital (see Note 3), and provided $1.8 million for capital expenditures and repayment of term and subordinated debt.

      At June 30, 2001, the interest rate on the Company's revolving line of credit averaged 7.07%, or LIBOR plus 225 basis points and the interest rate on the Company's term loan was 6.51% or LIBOR plus 275 points.

5. Net Income Per Share:

Net income per common share was calculated as follows:

                                                                      Net Income
                                           Income          Shares     Per Share
                                         -----------     ----------   ----------
                                         For the six months ended June 30, 2001
                                         --------------------------------------
                                                      (unaudited)
Basic                                     $ 800,000      3,317,000      $.24
Effect of dilutive options
  and warrants                                   --        124,000        --
Diluted                                   $ 800,000      3,441,000      $.23


                                                                      Net Income
                                           Income          Shares     Per Share
                                        ------------     ----------   ----------
                                        For the three months ended June 30, 2001
                                        ----------------------------------------
                                                      (unaudited)
Basic                                    $3,956,000       3,327,000      $1.19
Effect of dilutive options
  and warrants                                   --         117,000         --
Diluted                                  $3,956,000       3,444,000      $1.15

                                                                      Net Income
                                           Income          Shares     Per Share
                                         -----------     ----------   ----------
                                         For the six months ended June 30, 2000
                                         --------------------------------------
                                                      (unaudited)
Basic                                    $4,607,000       3,018,000      $1.53
Effect of dilutive options
  and warrants                                   --         385,000         --
Diluted                                  $4,607,000       3,403,000      $1.35

                                                                      Net Income
                                           Income          Shares     Per Share
                                        ------------     ----------   ----------
                                        For the three months ended June 30, 2000
                                        ----------------------------------------
                                                      (unaudited)
Basic                                   $5,763,000       3,010,000      $1.91
Effect of dilutive options
  and warrants                                  --         385,000         --
Diluted                                 $5,763,000       3,395,000      $1.70

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

A summary of the Company's segment information is as follows:



                                      Wholesale    Computer
                                     Distribution  Services  Corporate    Total
For the six Months ended:            ------------  --------  ---------    -----
June 30, 2001
   Net Sales                            $104.6      $23.6       -0-       $128.2
                                        ======      =====       ===       ======
   Interest Expense, net                    .7         .4         0          1.1

   Depreciation and Amortization            .9         .4          .1        1.4

   Pre-Tax Income (Loss)                   3.0       (1.0)        (.7)       1.3

   Prov (Benefit) from Income Taxes        1.1        (.4)        (.2)        .5

   Identifiable Assets                   102.4       15.4         3.3      121.1

For the Six months ended
June 30, 2000
   Net Sales                            $108.2      $28.9       -0-       $137.1
                                        ======      =====       ===       ======
   Interest Expense, net                    .7         .5          .1        1.3

   Depreciation and Amortization            .6         .2         0           .8

   Pre-Tax Income (Loss)                   7.4         .8         (.6)       7.6

   Prov (Benefit) from Income Taxes        2.5         .4          .1        3.0

   Identifiable Assets                    88.8       15.1         5.1      109.0

7. Recent Accounting Pronouncements:

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delayed the required adoption of FAS 133 to fiscal 2001. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133, which was effective concurrently with FAS 133. In January 2001, the Company adopted these standards and subsequently entered into a two-year fixed interest rate swap to hedge the variable interest payments on the Company's line of credit. The notional amount of the swap is $27 million. The Company reported the $626,000 market value of unwinding this swap in other liabilities, deferred taxes and accumulated other comprehensive loss. The Company will mark the swap to fair value each reporting period. The Company did not record any effect on net income from this swap agreement as the terms of the floating rate leg of the swap match the terms of the floating rate liability during the reporting period.

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards governing business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Under the new rules, an acquired intangible asset should be separately recognized and amortized over its useful life (unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer's intent to do so. The Company is required to adopt these standards on January 1, 2002, until which time the Company will continue to amortize its existing goodwill and intangible assets. The Company has not determined the impact that the adoption of these standards will have on future financial statements.

Item: 2

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

Results of Operations- for the Six Months ended June 30, 2001

Sales and a net income for the three months ended June 30, 2001 were $ 89.9 million and $4.0 million, respectively, or $1.15 per share, diluted. For the three months ended June 30, 2000, sales and net income were $93.7 million and $5.8 million, respectively, or $1.70 per share, diluted. Sales and net income for the six months ended June 30, 2001 were $128.2 million and $.8 million, respectively, or $.23 per share, diluted. For the six months ended June 30, 2000 sales and net income were $137.1 million and $4.6 million, respectively or $1.35 per share diluted.

As has been previously stated, the quarterly sales and profits are not representative of the other quarters of the year due to seasonality of the company's principal business.

Century's operations are seasonal and as often stated, significantly impacted by weather conditions. During the six months ended June 2001, weather conditions have been unfavorable in many of Century's largest markets when compared to such conditions during the same period last year. In addition, the home building industry has not been as strong as was experienced during the six months ended last year. On the positive side, Century expanded through both the acquisition of 10 new branches (noted above) in Texas, Nevada, and California and the opening of 25 additional branches in new or existing markets. Century's sales in the second quarter, which had declined more than 14 % in the first quarter compared to a year earlier, were slightly ahead of the second quarter of last year. For the six months sales were down 3.3 % from the year earlier period. Traditionally, the second quarter is one of Century's best and should not be used as a measure for other quarters.

The Technology Group reported a decline in revenues (down 6.6 % and 18.39%, respectively compared to the same three and six months last year) The decline in sales is predominantly attributed to the industry decline in hardware sales and to management's refocus away from product sales and toward services.

Gross profit for the three and six months ended June 30, 2001 was $25.6 million or 28.5 % of sales and $ 35.0 million or 27.3% of sales, respectively. For the three and six months ended June 30, 2000 gross profit was $25.8 million or 27.5% of sales and $36.2 million or 26.4% of sales, respectively. The higher gross profit as a percentage of sales for the period ended June 30, 2001 when compared to the corresponding periods in 2000, is due principally to geographic, product and service mix and to lower product cost, resulting from buying opportunities available to Century.

Selling, general and administrative expenses for the three and six months ended June 30, 2001 were $18.5 million and $32.5 million, respectively, compared to $15.6 million and $27.4 million, respectively, for the three and six months ended June 30, 2000. The higher level of expenses in the current year is due to a nearly 20% increase in the number of operating branches at Century and to increased employment costs at the tech companies related to the increased focus on the service business.

Interest expense, net, for the three and six months ended June 30, 2001 was $1.0 million and $1.9 million, respectively, compared to $1.1 million and $2.0 million, respectively, for the three and six months ended June 30, 2000. The lower interest cost is principally due to a lower average interest rate partially offset by higher levels of borrowing which have occurred in the later part of the second quarter of 2001 related to higher working capital requirements.

The provision for Federal, State and foreign income taxes as a percentage of pre-tax income for the six-month period ended June 30, 2001 and 2000 was 39.1%.

As a result of the foregoing, the net income for the three and six months ended June 30, 2001 was $4.0 million or $1.15 per share diluted and $ .8 million or $.23 per share diluted, respectively, compared to $5.8 million or $ 1.70 per share diluted and $ 4.6 million or $1.35 per share diluted, respectively, for the three months and six months ended June 30, 2000.

Financial Condition:

The Company's principal source of funding is through the Company's revolving line of credit. During the six months ended June 30, 2001 the Company's net cash used in operations was $17.1 million. This amount was totally financed by the Company's line of credit, which increased $ 23.3 million. This borrowing increase also funded the $5.6 million of Century's acquisition of branches and nearly $.9 million for capital expenditures. The higher receivable and inventory balances at June 30, 2001 compared to those balances at December 31, 2000 are due to the higher sales during the respective quarters immediately preceding the end of each period. Thus, the growth in these assets over the prior December 31 should be viewed in perspective to the December 31 quarters sales. In both 2001 and 2000, the respective quarters June 30 sales exceeded the December 31 quarters sales by 185% and 195%, respectively. The measures of the currency of account receivable and inventory is the days sales outstanding and inventory turnover, respectively. At June 30, 2001 both these measures compare unfavorably to the year earlier periods. The following factors contributed to this situation:

      (i) $1.8 million of receivables and $2.5 million of inventory acquired through acquisitions in 2001 with out any corresponding sales associated therewith. No acquisitions were recorded during the first six months of 2000.

      (ii) Back-ordering by a major supplier caused Century to double purchases in order to timely meet demand.

      (iii) A delay in the start of the selling season due to bad weather in some of Century's major markets.

      (iv) Overall sluggishness in the irrigation industry provided Century with buying opportunities.

As noted earlier, Century's 2001 sales, while lower than 2000 on a six-month basis, is slightly ahead on a latest three month basis. The delay in the start of the selling season has also caused Century's normal pattern of collection to be delayed by roughly a month. During the first three weeks of July 2001, cash collections have exceed the same period last year by nearly 6% suggesting that the currency of the receivables will improve from their June, 2001 levels.

For the six months ended June 30, 2000 the Company's net cash used in operations was $ 14.0 million. This amount was totally financed by the Company's line of credit, which increased $ 15.2 million. This borrowing increase also funded

$.6 million for capital expenditures and the repayment of term and subordinated debt of approximately $1.2 million.

While the Company has continued to generate sufficient cash and gain sufficient credit availability to liquidate its term and subordinated debt as it becomes due, and maintain growth, there is no assurance, given the high degree of leverage, the seasonality of its principal business, that it can continue to do so in the future.

Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties (collectively, "factors") that are difficult to predict and may cause actual outcomes and results to differ materially from what is expressed in these forward-looking statements. These factors include general economic conditions in the markets in which Richton and its subsidiaries operate, climatic conditions in the markets in which Century operates, fluctuation in the demand for the products and services offered by Century, CBE or CBC, distribution difficulties experienced by Century, labor relations, technological difficulties and, the ability of Richton to satisfy the conditions to closing, in connection with the proposed acquisition of the Company by Deere, including obtaining the requisite stockholder approval. The Company undertakes no obligation to update publicly any forward-looking statements. Further information concerning the Company and the business of its subsidiaries, including factors that could cause actual results to differ materially from such forward-looking statements, is included in the Company's filings with the Securities and Exchange Commission

Part II. Other Information.

Item: 5 MERGER EVENT

      Richton International Corporation, a Delaware corporation ("Richton"), Deere & Company, a Delaware corporation ("Deere"), and Green Mergersub, Inc., a wholly owned Delaware subsidiary of Deere ("Acquisition Sub") have entered into an Agreement and Plan of Merger, dated as of May 29, 2001 (the "Merger Agreement"), whereby Richton will be merged into Acquisition Sub (the "Merger") and become a wholly owned subsidiary of Deere.

      As a result of the Merger, stockholders of Richton will receive at their individual elections, either cash or common stock of Deere. Up to 49% of Richton common stock may be exchanged for cash at a price of $36.1299 per share. Richton stockholders who elect to receive stock will have the right to receive Deere common stock at the Exchange Ratio, as defined in the Merger Agreement. The Exchange Ratio works as follows: if the Deere common stock price (as determined by averaging the closing sale price of Deere common stock over the 10 consecutive trading days ending on the second full trading day prior to the effective date of the Merger) is equal to or more than $42.9375 per share, then the Exchange Ratio is 0.8415 shares of Deere common stock for each share of Richton common stock; if the Deere common stock price is less than $42.9375 per share, then the Exchange Ratio will increase in order to maintain the aggregate consideration to be received by the holders of Richton common stock.

      The Merger Agreement prohibits Richton from soliciting competing acquisition proposals. Richton, however, subject to compliance with the terms of the Merger Agreement, may provide non-public information to, and engage in negotiations and discussions with, a party or parties making unsolicited, written acquisition proposals which are deemed to be superior proposals to the Merger. Furthermore, subject to compliance with the terms of the Merger Agreement, Richton could accept a superior proposal and pay Deere a termination fee of $2,000,000.

      Following the execution and delivery of the Merger Agreement, certain stockholders of Richton entered into a voting agreement (the "Voting Agreement") whereby such stockholders committed to vote for the adoption of the Merger. The Voting Agreement terminates in the event the Merger Agreement is terminated (including in the event Richton accepts a superior proposal in compliance with the terms of the Merger Agreement).

      The closing of the Merger is subject to certain conditions, including the approval of the stockholders of Richton with approval to be sought at a meeting to be held during September 2001.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      2.1 Agreement and Plan of Merger, dated as of May 29, 2001, by and among Richton International Corporation, Deere & Company and Green Mergersub, Inc. (incorporated by reference to Exhibit 2.1 to the report on Form 8-K filed with the SEC-2 on June 11, 2001).

      99.1 Voting Agreement, dated as of May 30, 2001, by and among Deere & Company, Green Mergersub, Inc., Fred R. Sullivan and FRS Capital Company, LLC (incorporated by reference to Exhibit 99.1 to the Company's report on form 8-K filed with the SEC on June 11, 2001).

      99.2 Press Release issued May 30, 2001, regarding the merger (incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K filed with the SEC on June 11, 2001).

(b) Reports on Form 8-K

Current report on Form 8-K dated May 29, 2001 as filed with the SEC on June 11, 2001 (Item 5).

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

DATE: August 13, 2001
New York, New York