Form 10-Q/A
period 2001-06-30
RICHTON INTERNATIONAL CORP
filed 2001-08-17
CIK 83877

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

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                           June 30           December 31
                                                                            2001                2000
                                                                            ----                ----
                                                                         (unaudited)
Current Assets:
         Cash and Cash Equivalents                                      $    728,000         $ 2,609,000
         Notes and Accounts Receivable, net of
         allowance for doubtful accounts of $2,938,000
         in 2001 and $2,639,000 in 2000                                   59,885,000          42,005,000
         Inventories, Net                                                 42,120,000          29,790,000
         Prepaid Expenses and Other Current Assets                         1,523,000           1,455,000
         Deferred Taxes                                                    1,486,000           1,271,000
                                                                        ------------         -----------

                  Total Current Assets                                   105,742,000          77,130,000

Property, Plant and Equipment                                              7,185,000           6,254,000
         Less: Accumulated  Depreciation and Amortization                 (3,136,000)         (2,727,000)
                                                                        ------------         -----------

                                                                           4,049,000           3,527,000
 Other Assets:

         Deferred Taxes                                                    1,027,000           1,027,000
         Goodwill                                                          8,195,000           7,732,000
         Other Intangibles                                                 1,904,000           2,036,000
         Other                                                               200,000             300,000
                                                                        ------------         -----------

TOTAL ASSETS                                                            $121,117,000         $91,752,000
                                                                        ============         ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
         Current Portion of Long Term Senior Debt                       $  2,888,000         $ 2,951,000
         Notes Payable                                                    57,407,000          34,142,000
         Accounts Payable, Trade                                          23,322,000          14,346,000
         Accrued Liabilities                                               5,453,000           6,988,000
         Deferred Income                                                   2,460,000           3,301,000
                                                                        ------------         -----------

               Total Current Liabilities                                  91,530,000          61,728,000

Noncurrent Liabilities

         Long Term Senior Debt                                             1,220,000           2,224,000

Stockholders' Equity
Preferred Stock, $1.00 par value; authorized
    500,000 shares; none issued
Common Stock, $.10 par value; authorized
         6,000,000 shares; issued 3,647,097 shares at June 30, 2001
         and 3,607,097 shares at December 31, 2000                           364,000             362,000
Additional Paid-in Capital                                                19,026,000          18,931,000
Retained Earnings                                                         11,771,000          10,971,000
Treasury Stock                                                            (2,249,000)         (2,249,000)
Accumulated Other Comprehensive Loss                                        (416,000)            (11,000)
Unearned Compensation                                                       (129,000)           (204,000)
                                                                        ------------         -----------

         Total Stockholders' Equity                                       28,367,000          27,800,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $121,117,000         $91,752,000
                                                                        ============         ===========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

               RICHTON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Six Months Ended June 30,
                                                                               2001                     2000
                                                                               ----                     ----
OPERATING ACTIVITIES
Net Income                                                                $    800,000             $  4,607,000
Reconciliation of Net Income to Net Cash Used In
Operating Activities:
         Depreciation and Amortization                                       1,368,000                  767,000
         Amortization of Unearned Compensation                                  75,000                   73,000
         Deferred Taxes                                                              0                  262,000

Changes in Operating Assets and Liabilities
           Net of Effects from Acquisitions:
             Deferred Income                                                  (841,000)                (438,000)
             Other Working Capital Items, Assets                           (25,993,000)             (34,949,000)
             Other Working Capital Items, Liabilities                        6,810,000               15,665,000
             Other Assets                                                      100,000                   37,000
                                                                          ------------             ------------

Net Cash Used In
         Operating Activities                                              (17,681,000)             (13,976,000)

INVESTING ACTIVITIES
Capital Expenditures                                                          (921,000)                (596,000)
Cash Paid for Acquisitions, Net of Cash Acquired                            (5,585,000)
                                                                          ------------             ------------

Net Cash Used In Investing Activities                                       (6,506,000)                (596,000)

FINANCING ACTIVITIES
Repayment of Subordinated Debt                                                (317,000)                (391,000)
Proceeds from Line of Credit                                                23,265,000               15,211,000
Repayment of Long Term Senior Debt                                            (750,000)                (775,000)
Exercise of Stock Options                                                       97,000                   62,000
Repurchase of Shares                                                                 0                 (324,000)
                                                                          ------------             ------------
Net Cash Provided by Financing Activities                                   22,295,000               13,783,000

Effect of Exchange Rate on Cash Balances                                        11,000                  (18,000)
                                                                          ------------             ------------

Decrease in Cash and Cash Equivalents                                       (1,881,000)                (807,000)

Cash and Cash Equivalents, Beginning of Period                               2,609,000                1,071,000
                                                                          ------------             ------------

Cash and Cash Equivalents, End of Period                                  $    728,000             $    264,000
                                                                          ============             ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
                  Cash Paid for Interest                                  $  2,009,000             $  1,876,000
                                                                          ============             ============

                  Cash Paid for Income Taxes                              $  2,716,000             $  3,094,000
                                                                          ============             ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
INFORMATION:
                  Market value of fixed interest rate swap                $    626,000             $          0
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

Financial Condition:


The Company's principal source of funding is through the Company's revolving line of credit. During the six months ended June 30, 2001 the Company's net cash used in operations was $17.7 million. This amount was totally financed by the Company's line of credit, which increased $ 23.3 million. This borrowing increase also funded the $5.6 million of Century's acquisition of branches and $.9 million for capital expenditures. The higher receivable and inventory balances at June 30, 2001 compared to those balances at December 31, 2000 are due to the higher sales during the respective quarters immediately preceding the end of each period. Thus, the growth in these assets over the prior December 31 should be viewed in perspective to the December 31 quarters sales. In both 2001 and 2000, the respective quarters June 30 sales exceeded the December 31 quarters sales by 185% and 195%, respectively. The measures of the currency of account receivable and inventory is the days sales outstanding and inventory turnover, respectively. At June 30, 2001 both these measures compare unfavorably to the year earlier periods. The following factors contributed to this situation:


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


DATE: August 17, 2001
New York, New York